Form 10-Q
period 2004-09-30
Lazy Days R.V. Center, Inc.
filed 2004-11-15
CIK 1296937

UNITED STATES SECURITIES

AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2004

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from           to           .

COMMISSION FILE NUMBER: 333-118185

LAZY DAYS’ R.V. CENTER, INC.

(Exact name of registrant as specified in its charter)

Florida	59-1764794
(State of incorporation)	(I.R.S. Employer Identification No.)

6130 Lazy Days Boulevard
Seffner, Florida 33584-2968.	(800) 626-7800
(Address of Principal Executive Offices, including Zip Code)	(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☐ No ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of September 30, 2004, the registrant had 100 of shares of common stock outstanding.

PART I.
Financial Information

ITEM 1. Financial Statements

Lazy Days’ R.V. Center, Inc., a wholly owned

  subsidiary of LD Holdings, Inc.

Condensed Balance Sheets

	September 30,	December 31,
	2004	2003
ASSETS	(Unaudited)
Current assets
Cash	$5,772,846	$8,575,911
Receivables, net	8,949,330	15,079,603
Inventories	78,506,861	69,872,724
Refundable income taxes	4,563,496	—
Other current assets	3,932,086	4,122,969
Total current assets	101,724,619	97,651,207

Property and equipment, net	33,861,619	23,938,987
Loan and other costs, net	6,934,217	3,121,872
Goodwill	105,338,631	—
Intangible assets, net	83,024,688	—
Other assets	4,269,178	6,800,031

Total assets	$335,152,952	$131,512,097

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIENCY)
Current liabilities
Floor plan notes payable	$61,893,737	$52,045,981
Current maturities of long-term debt	—	18,018,916
Accounts payable	6,496,229	14,805,504
Income taxes payable	—	1,632,557
Accrued interest payable	6,796,722	291,176
Other current liabilities	3,324,846	1,845,844
Total current liabilities	78,511,534	88,639,978

Long-term debt, less current maturities	150,167,331	39,796,635
Deferred compensation	—	3,622,929
Deferred income taxes	35,599,570	—
Other	2,854,787	3,398,196
Total liabilities	267,133,222	135,457,738

ESOP guarantee purchase obligation of parent	—	18,606,448

Redeemable preferred stock of parent — Class A, $.01 par value, redemption value $1 per share: 81,013,368 shares issued and outstanding in 2003	—	81,013,368

Stockholder’s equity (deficiency):
Common stock, $.01 par value: 100 shares issued and outstanding	1	1
Unearned ESOP shares of parent	—	(114,129,813)
Paid-in capital	67,000,000	(16,823,287)
Retained earnings	1,019,729	27,387,642
Total stockholder’s equity (deficiency)	68,019,730	(103,565,457)

Total liabilities and stockholder’s equity (deficiency)	$335,152,952	$131,512,097

See accompanying notes to condensed financial statements

Lazy Days’ R.V. Center, Inc., a wholly owned

  subsidiary of LD Holdings, Inc.

Condensed Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

Revenues
New vehicle	$90,277,420	$85,043,840	$365,877,978	$317,889,657
Pre-owned vehicle	52,004,073	62,718,056	202,915,427	218,066,104
Parts, service and other	8,114,585	8,264,078	30,463,078	29,476,715
Finance and insurance	4,088,037	4,370,270	17,253,306	17,404,641
	154,484,115	160,396,244	616,509,789	582,837,117

Cost of revenues
New vehicle	81,444,600	76,827,267	331,771,932	287,236,868
Pre-owned vehicle	47,029,335	58,211,275	180,540,033	198,302,373
Parts, service and other	3,998,910	3,828,541	13,139,018	13,575,407
	132,472,845	138,867,083	525,450,983	499,114,648

Gross profit	22,011,270	21,529,161	91,058,806	83,722,469

Selling, general and administrative expenses	19,778,667	16,609,011	68,251,214	54,354,559

Interest expense	5,143,811	1,318,111	9,397,005	4,621,549

Income (loss) before income taxes	(2,911,208)	3,602,049	13,410,587	24,746,361

Income tax expense (benefit)	(478,021)	547,512	4,996,929	3,761,447

Net income (loss)	$(2,433,187)	$3,054,537	$8,413,658	$20,984,914

Earnings (loss) per common share:
Basic	$(24,331.87)	$7.33	$34.41	$50.35
Diluted	(24,331.87)	1.33	8.79	9.16

Weighted-average number of shares used in the computation of earnings (loss) per common share:
Basic	100	416,780	244,537	416,813
Diluted	100	2,290,534	956,754	2,290,566

See accompanying notes to condensed financial statements

Lazy Days’ R.V. Center, Inc., a wholly owned

  subsidiary of LD Holdings, Inc.

Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2004	2003
Cash flows from operating activities
Net income	$8,413,658	$20,984,914
Adjustments to reconcile net income to net cash from operating activities
Depreciation of property and equipment	1,559,629	1,589,319
Depreciation of rental inventory	235,725	—
Amortization of intangible assets	2,275,312	—
Amortization and write-off of loan and other costs	3,362,441	825,282
Amortization of discount on long-term debt	90,131	—
Deferred income taxes	(306,680)	—
Gain on sale of property and equipment	(3,212)	(5,135)
Change in assets and liabilities
Receivables	6,130,273	3,236,438
Inventories	(3,893,380)	13,809,017
Accounts payable	(8,309,275)	(5,790,805)
Accrued interest payable	6,505,546	—
Deferred compensation	(3,622,929)	—
Other assets and liabilities	(2,298,755)	(273,794)
Net cash from operating activities	10,138,484	34,375,236

Cash flows from investing activities
Proceeds from sale of property and equipment	4,696	10,947
Purchases of property and equipment	(1,269,470)	(1,310,422)
Loan and other costs	(7,174,786)	—
Net advances to parent	(106,611,394)	(3,510,724)
Net cash from investing activities	(115,050,954)	(4,809,999)

Cash flows from financing activities
Net borrowings (payments) under floor plan	9,847,756	(12,696,040)
Borrowings on long-term debt	150,077,200	—
Repayments of long-term debt	(57,815,551)	(14,291,446)
Net cash from financing activities	102,109,405	(26,987,486)

Net change in cash	(2,803,065)	2,577,751

Cash at beginning of period	8,575,911	4,621,442

Cash at end of period	$5,772,846	$7,199,193

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$3,021,196	$4,161,713
Cash paid during the period for income taxes	10,123,408	10,350,000

Non-cash investing and financing activities in conjunction with a business acquisition:
Fair value of assets acquired	$325,115,634	$—
Liabilities assumed	108,038,434	—

See accompanying notes to condensed financial statements

Lazy Days’ R.V. Center, Inc., a wholly owned

  subsidiary of LD Holdings, Inc.

Notes to Condensed Financial Statements

NOTE 1 - BASIS OF PRESENTATION AND OPINION OF MANAGEMENT

The accompanying unaudited interim condensed financial statements include the accounts of Lazy Days’ R.V. Center, Inc. (the “Company” or “Lazy Days”), a wholly owned subsidiary of LD Holdings, Inc. (“LD Holdings”), a non-operating holding company, and have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all of the information and financial statement disclosures necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, the information furnished herein includes all adjustments necessary to reflect a fair statement of the interim periods reported. All adjustments are of a normal and recurring nature. The December 31, 2003 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

NOTE 2 - ACQUISITION

On May 14, 2004, RV Acquisition, Inc. (“RV Acquisition”), a newly formed holding company owned by an affiliate of Bruckmann, Rosser, Sherrill & Co., Inc. (“BRS”) and certain original shareholders of LD Holdings, purchased all of the issued and outstanding shares of LD Holdings for a total purchase price of $217.1 million.  The acquisition has been accounted for as a purchase and, accordingly, the acquired assets and liabilities assumed have been recorded at their estimated fair values at the date of acquisition and approximate the following:

Cash	$6,438,002
Other current assets	82,988,043
Property, plant and equipment	33,547,745
Other assets	4,328,427
Loan and other costs	7,174,786
Intangible assets	85,300,000
Goodwill	105,338,631
Current liabilities	(66,688,430)
Other liabilities	(5,443,754)
Deferred income taxes	(35,906,250)

$217,077,200

In connection with the acquisition, the Company entered into a management services agreement with BRS and a shareholder of LD Holdings, whereby the parties agreed to provide general management services to the Company, as defined.  In exchange for these services, the Company agreed to pay the parties an annual management fee equal to the greater of:  1.75% of the Company’s annual EBITDA, as defined, or $500,000.  Management fee expense for the three and nine-month periods ended September 30, 2004 was $84,892 and $127,338, respectively.

NOTE 3 - RECEIVABLES

Receivables consist of the following:

	September 30,	December 31,
	2004	2003

Contracts in transit and vehicle receivables	$4,147,024	$9,112,832
Manufacturer receivables	3,870,102	3,774,843
Finance and other receivables	1,176,057	2,513,762
	9,193,183	15,401,437
Less: Allowance for doubtful accounts	243,853	321,834

	$8,949,330	$15,079,603

Contracts in transit represent receivables from financial institutions for the portion of the vehicle sales price financed by the Company’s customers through financing sources arranged by the Company.

NOTE 4 - INVENTORIES

Inventories consist of the following:

	September 30,	December 31,
	2004	2003

New recreational vehicles	$56,752,204	$52,968,630
Pre-owned recreational vehicles	18,495,864	20,820,388
Rental inventory, net of accumulated depreciation of $235,725	2,963,474	—
Parts, accessories and other	969,241	1,060,188
	79,180,783	74,849,206
Less: LIFO reserve	673,922	4,976,482

	$78,506,861	$69,872,724

NOTE 5 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of costs over fair value of net assets of businesses acquired.  Pursuant to Statement of Financial Accounting Standards (‘‘SFAS’’) No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite life are not amortized, but instead tested for impairment at least annually.  SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

Intangible assets (all acquired in connection with the acquisition described in Note 2) and the related accumulated amortization as of September 30, 2004 are summarized as follows:

	Gross
	Carrying	Accumulated
	Amount	Amortization
Amortizable intangible assets:
Manufacturer relationships	$26,700,000	$250,312
Non-compete agreement	9,000,000	675,000
Customer database	3,600,000	1,350,000
	39,300,000	2,275,312
Unamortizable intangible assets:
Trade names and trademarks	46,000,000	—
	$85,300,000	$2,275,312

Amortizable intangible assets are being amortized using the straight-line method over 40 years for manufacturer relationships, five years for the non-compete agreement and one year for the customer database.  The weighted-average amortization period for all amortizable intangible assets acquired during 2004 is 28.4 years.  Trade names and trademarks are considered to have indefinite useful lives and are not being amortized.

Amortization expense for the three and nine-month periods ended September 30, 2004 was $1,516,874 and $2,275,312, respectively.  Estimated amortization expense for the three month period ending December 31, 2004 and for each of the subsequent five years ending December 31 is: 2004 (three months)—$1,516,875, 2005—$3,817,500, 2006— $2,467,500, 2007—$2,467,500, 2008—$2,467,500 and 2009—$1,342,500.

NOTE 6 — REVOLVING LINE OF CREDIT

Effective May 14, 2004, the Company entered into a five-year, senior secured revolving line of credit facility.  The facility provides for borrowings up to $15 million, as defined, which includes a $10 million sub-facility for the issuance of letters of credit.  There were no outstanding advances under the revolving line of credit at September 30, 2004.  The Company had outstanding letters of credit amounting to $2,500,000 at September 30, 2004.  Interest on outstanding advances is payable monthly at the lender’s prime rate plus 1.00% or LIBOR rate plus 3.50% depending on the pricing option selected by the Company.  The Company must also pay an annual fee of ..50% on the unused portion of the line of credit.

Borrowings under the revolving line of credit are collateralized by substantially all of the Company’s assets.

NOTE 7 - LONG-TERM DEBT

Effective May 14, 2004, the Company issued $152 million of unsecured, senior notes in conjunction with the acquisition of LD Holdings (see Note 2).  The notes mature May 15, 2012 and bear interest at an annual rate of 11.75% payable each November 15 and May 15, commencing November 15, 2004, to the registered holders at the close of business on November 1 and May 1 immediately preceding the interest payment date.  The notes are subordinated to all secured debt of the Company and are subject to certain restrictive covenants.  The outstanding balance of unsecured senior notes at September 30, 2004 was $150,167,331, net of unearned discount of $1,832,669.

NOTE 8 — EARNINGS PER SHARE

Earnings (loss) per share for the three months and nine months ended September 30, 2004 and 2003 are computed as follows:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2004	2003	2004	2003
Numerator:

Net income (loss)	$(2,433,187)	$3,054,537	$8,413,658	$20,984,914

Denominator:

Weighted-average shares outstanding, for basic earnings per share	100	416,780	244,537	416,813

Effect of dilutive securities: Common stock put options of parent	—	1,873,754	712,217	1,873,754

Weighted-average shares, for diluted earnings per share	100	2,290,534	956,754	2,290,566

Earnings (loss) per share — basic	$(24,331.87)	$7.33	$34.41	$50.35
Earnings (loss) per share — diluted	(24,331.87)	1.33	8.79	9.16

NOTE 9 — LD HOLDINGS AND RV ACQUISITION

The balance sheets of LD Holdings, a wholly owned subsidiary of RV Acquisition, consisted of the following:

	September 30,	December 31,
	2004	2003

ASSETS
Investment in Lazy Days	$68,019,730	$—

LIABILITIES
Investment in Lazy Days	$—	$3,945,641

ESOP GUARANTEE PURCHASE OBLIGATION	—	18,606,448

REDEEMABLE PREFERRED STOCK, CLASS A	—	81,013,368

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Convertible preferred stock, Class B	—	10,675,448
Common stock, Class A	100	16,802
Common stock, Class C	—	472
Unearned ESOP shares	—	(114,129,813)
Paid-in capital	48,592,635	(10,347,233)
Retained earnings	19,426,995	10,331,775
Treasury stock	—	(112,908)
Total stockholders’ equity (deficiency)	68,019,730	(103,565,457)

Total liabilities and stockholders’ equity (deficiency)	$68,019,730	$—

The Class A Preferred stock of LD Holdings, which was redeemed on May 14, 2004, paid a 12% cumulative dividend, compounded quarterly, and was senior to all other equity.  It was convertible into the common equity of LD Holdings, at any time, equal to the number of shares being converted divided by 7.0267751 and voted on an “as converted” basis.  The dividends were paid in additional Class A Preferred stock, in arrears, prior to the date on which all debt of the Company has been repaid and in cash, in arrears, thereafter.  LD Holdings was required to redeem, at a price of $1 per share, all Class A Preferred stock on the earlier of the following specified dates:  (1) August 2, 2007 or (2) the 90th day following the full payment of all debt.

The Class B Preferred stock of LD Holdings, which was redeemed on May 14, 2004, paid an 8% cumulative dividend, compounded quarterly, in additional Class B Preferred stock, in arrears, and was senior to the common equity of LD Holdings. It was convertible into the common equity of LD Holdings equal to the number of shares being converted divided by the current per share fair value of LD Holdings’ common stock, at any time or automatically upon the consummation of the sale of LD Holdings or the conversion of 50% of the originally issued Class A Preferred shares, into the common equity of LD Holdings.  The Class B Preferred stock voted on the basis of 200% of its “as converted” basis.  The dividends are to be paid at the redemption price only after all Company debt has been paid.

The balance sheet of RV Acquisition consisted of the following at September 30, 2004:

ASSETS
Investment in LD Holdings	$68,019,730

STOCKHOLDERS’ EQUITY
Preferred stock, Series A	$62,000,000
Common stock, $.01 par value	50,000
Paid-in capital	4,950,000
Retained earnings	1,019,730
Total stockholders’ equity	$68,019,730

The Series A Preferred Stock of RV Acquisition accrues dividends at a rate of 14% per annum, compounded semi-annually. Dividends on the Series A Preferred Stock are not required to be paid in cash and accrue whether or not declared and whether or not there are profits, surplus or other funds legally available for payment of the dividend. Upon a sale of the Company, the holders of Series A Preferred Stock have the right to request RV Acquisition to redeem their shares at a price equal to the initial purchase price plus any accrued and unpaid dividends thereon. Similarly, BRS (as holder of the majority of the Series A Preferred Stock) has the right, upon certain change of control transactions, to have such transactions treated as a liquidation event, as a result of which all shares of Series A Preferred Stock will be redeemed at a price equal to the initial purchase price plus any accrued and unpaid dividends thereon.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

Some of the statements contained in this report are forward-looking in nature. In some cases, you can identify forward-looking statements by terminology such as “believes,” “expects,” “may,” “will,” “should,” “anticipates” or “intends” or the negative of such terms or other comparable terminology, or by discussions of strategy. You are cautioned that our business and operations are subject to a variety of risks and uncertainties, and, consequently, our actual results may materially differ from those projected by any forward-looking statements. Some of the risks and uncertainties are discussed below in “—Cautionary Statement for Forward Looking Information” and elsewhere in this report.

Certain Defined Terms

In this report, “Lazydays,” the “Company,” “we,” “us” or “our” refer to Lazy Days’ R.V. Center, Inc. In this report, “Holdings” refers to LD Holdings, Inc., our parent company, and, unless the context otherwise requires, its subsidiaries.

Recent Events

Florida was hit by four hurricanes between August 13, 2004 and September 26, 2004.  These events impacted our third quarter results significantly.  From an operations standpoint we were without power and/or phones, or forced to close, for approximately 10 days.  From a sales standpoint we were unable to write insurance policies for our Florida customers for approximately 20 days.  Additionally, in a period when our sales typically are derived from the Florida market, millions of Florida residents were forced to evacuate their homes for several days.  Fortunately we did not experience significant damage to our facility or inventory from any of the recent hurricanes, and we were able to resume business after power and telecommunications services were restored and evacuation orders were rescinded.

Overview

We are the world’s largest single-site dealer of recreational vehicles (‘‘RVs’’) with the industry’s broadest selection of new and previously-owned RVs. We are a primary point of distribution for nine of the leading manufacturers in the recreational vehicle retail industry. Located on a 126-acre facility outside of Tampa, Florida, we are widely recognized in the RV community as the premier destination for RV enthusiasts, attracting over 250,000 visitors each year to our RV dealership, and approximately 1.3 million visitors per year to our facility (including visitors to additional attractions that appeal to RV owners located adjacent to our site, namely Camping World, Cracker Barrel and Flying J Travel Plaza).

We offer our customers an extensive selection of RVs and a variety of services, such as financing, insurance and a 230-bay, fully-staffed service and repair department. Our inventory is displayed in a park-like setting and our facility also includes a full-service RV park, two swimming pools, tennis courts and meeting and dining facilities.

We derive our revenues from sales of new units, sales of pre-owned units, commissions earned on sales of third-party financing and insurance products, service and repairs and visitors fees at RallyPark.  In 2003, we derived our revenues from these categories in the following percentages, 55.1%, 36.9%, 3.0%, 4.8% and 0.2%, respectively. New and pre-owned unit sales accounted for more than 90% of total revenues. These revenue contributions have remained consistent through the last three years, varying by no more than 2% in any category.

The vast majority of our costs of revenues are related to inventory purchases. New and pre-owned vehicles have accounted for 97% or more of cost of revenues in each of the previous three years. We believe we are the nation’s largest single point of distribution for RVs and a primary retail outlet for nine of the leading manufacturers in the industry. Additionally, increased unit costs are immediately passed through to end customers. As a result, our gross profit margin has been 14.4%, 14.5% and 14.1% for the years ended December 31, 2003, 2002 and 2001, respectively.

Our gross profit margins on pre-owned vehicles are typically higher on a percentage basis while our gross profit margins on an absolute dollar basis are typically higher on new vehicles. In 2003, however, gross profit margins on new vehicles averaged 9.2% compared to 9.1% for pre-owned vehicles, and our gross profit from sales of new vehicles was $38 million and $25 million for pre-owned vehicles. Our gross profit margin on pre-owned vehicles was lower in 2003 due to reductions of pre-owned vehicle inventory over the course of the year and additional sales through the wholesale channel.

Salaries, commissions and benefits represent the largest component of Lazydays’ total selling, general and administrative expense and comprised more than 60% of total selling, general and administrative expense. In 2003, approximately 15% of our selling, general and administrative expense consisted of commissions for our sales force which are directly correlated to RV vehicle sales levels. Selling, general and administrative expense has consistently tracked revenue on a percentage basis.

Results of Operations

Three Months Ended  September 30, 2004 Compared to Three Months Ended September 30, 2003 (Unaudited)

Revenues.  Revenues decreased from $160.4  million in the three months ended Septemer 30, 2003 to $154.5 million in the comparable period in 2004, or approximately 3.7%. This decrease primarily resulted from hurricane activity throughout the state of Florida.

New Unit Sales.  Sales of new vehicles increased from $85.0 million in the three months ended September 30, 2003 to $90.3 million in the comparable period in 2004, or 6.2%. Unit sales of new vehicles, excluding wholesale, increased from 765 in the three months ended September 30, 2003 to 840 in the comparable period in 2004, or 9.8%.  Although unit volumes increased, the average selling price for new units decreased. This was due to a change in sales mix resulting from a 69% increase in towable sales.

Pre-Owned Unit Sales.  Sales of pre-owned vehicles decreased from $62.7 million in the three months ended September 30, 2003 to $52.0 million in the comparable period in 2004, or 17.1%.  This decrease was primarily attributable to a reduction in wholesale sales and hurricane activity throughout the state of Florida.  The average selling price for pre-owned units, excluding wholesale units, increased from approximately $59,200 in the three months ended September 30, 2003 to approximately $61,800 in the comparable period in 2004, or 4.4%. Unit sales of pre-owned vehicles, excluding wholesale units, decreased from 852 in the three months ended September 30, 2003 to 726 in the comparable period in 2004, or 14.8%.  The increase in the average sales price per pre-owned vehicle was attributable to more expensive vehicles being sold. We acquire most of our pre-owned vehicle inventory through trade-ins and, over time, these trade-ins increasingly include features and amenities introduced into the RV market over the past few years, such as ‘‘slide-outs,’’ which effectively increase the value of the vehicles.

Finance and Insurance Related Revenues.  Finance, insurance and extended warranty related revenues decreased from $4.4 million in the three months ended September 30, 2003 to $4.1 million in the comparable period in 2004, or 6.5%. The decrease in finance, insurance and extended warranty related revenues was primarily attributable to a decrease in the percentage of units for which we arranged financing. Finance, insurance and extended warranty revenue per unit decreased from $2,703 in the three months ended September 30, 2003 to $2,610 in the comparable period in 2004, or 3.4%.

Parts, Service and Other Revenues.  Parts and service revenues decreased from $8.3 million in the three months ended September 30, 2003 and to $8.1 million in the comparable period in 2004, or 1.8%.

Gross Profit.  Gross profit consists of gross revenues less our cost of sales and services. Gross profit increased from $21.5 million in the three months ended September 30, 2003 to $22.0 million in the comparable period in 2004, or 2.2%. This increase was largely attributable to increased new unit sales volume. Gross profit margin increased from 13.4% in the three months ended September 30, 2003 to 14.2% in the comparable period in 2004.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses, including depreciation and amortization, increased from $16.6 million, or 10.4% of revenues, in the three months ended September 30, 2003 to $19.8 million, or 12.8% of revenues, in the comparable period in 2004. This increase was primarily due to increases in amortization and depreciation related to the acquisition. Historically, salary, commissions and benefits have comprised the majority of our total selling, general and administrative expenses, and were equal to 49.2% of selling, general and administrative expenses in the three months ended September 30, 2004, as compared to 60.7% in the comparable period in 2003.

Operating Profit.  Operating profit represents our gross profit, less selling, general and administrative expenses and depreciation and amortization.  Operating profit decreased from $4.9 million in the three months ended September 30, 2003 to $2.2 million in the comparable period in 2004, or 54.6%. This decrease was due to increased selling, general and administrative expenses, particularly the acquisition related amortization and depreciation expenses.

Interest Expense—Floor Plan Credit Facility.  Interest expense on our floor plan credit facility increased from $0.5 million in the three months ended September 30, 2003 to $0.7 million in the comparable period in 2004, or 21.7%. This was attributable to an increase in average outstanding borrowings under our floor plan credit facility.

Other Interest Expense.  Other interest expense was primarily related to interest payments under our senior secured revolving credit facility and new senior notes. Other interest expense increased from $0.8 million in the three months ended September 30, 2003 to $4.5 million in the comparable period in 2004, or 480.9%. This increase was attributable to our new senior notes.

Income Tax Expense (Benefit).  Income tax expense decreased from $0.5 million in the three months ended September 30, 2003 to an income tax benefit of $0.5 million in the comparable period in 2004.  This decrease was primarily attributable to the pre-tax loss of $2.9 million we experienced during the three-month period ended September 30, 2004 compared to pre-tax income of $3.6 million during the third quarter of 2003.  Income tax expense in 2003 was also favorably impacted by the reversal of a $7.2 million deferred income tax valuation allowance established in prior years, of which $0.9 million was reflected in the third quarter of 2003.

Nine Months Ended September 30, 2004 compared to Nine Months Ended September 30, 2003 (Unaudited)

Revenues.  Revenues increased from $582.8 million in the nine-month period ended September 30, 2003 to $616.5 million for the comparable period in 2004, or 5.8%. This increase resulted from increased market share penetration and more favorable macroeconomic conditions.

New Unit Sales.  Sales of new vehicles increased from $317.9 million in the nine-month period ended September 30, 2003 to $365.9 million for the comparable period in 2004, or 15.1%. Unit sales of new vehicles, excluding wholesale, increased from 2,652 in the nine-month period ended September 30,

2003 to 3,075 for the comparable period in 2004, or 16.0%. This increase resulted from increased market share penetration and more favorable macroeconomic conditions.

Pre-Owned Unit Sales.  Sales of pre-owned vehicles decreased from $218.1 million in the nine-month period ended September 30, 2003 to $202.9 million for the comparable period in 2004, or 6.9%. This decrease was primarily attributable to a reduction in wholesale sales. The average selling price for pre-owned units, excluding wholesale units, increased slightly from approximately $59,700 in the nine-month period ended September 30, 2003 to approximately $60,100 in the comparable period in 2004, or 0.7%. Unit sales of pre-owned vehicles, excluding wholesale units, decreased from 3,100 in the nine-month period ended September 30, 2003 to 2,996 for the comparable period in 2004, or 3.4%.

Finance and Insurance Related Revenues.  Finance, insurance and extended warranty related revenues decreased from $17.4 million in the nine-month period ended September 30, 2003 to $17.3 million for the comparable period in 2004, or 0.9%.  Finance, insurance and extended warranty revenue per unit decreased from $3,026 in the nine-month period ended September 30, 2003 to $2,842 for the comparable period in 2004, or 6.1%. The decrease in finance, insurance and extended warranty related revenues and revenues per unit were primarily attributable to a decrease in the percentage of units for which we arranged financing.

Parts, Service and Other Revenues.  Parts and service revenues increased from $29.5 million in the nine-month period ended September 30, 2003 to $30.5 million for the comparable period in 2004, or 3.3%. This increase was attributable to increases in sales related to the increase in unit sales, along with an increase in our service labor rate.

Gross Profit.    Gross profit consists of gross revenues less our cost of sales and services. Gross profit increased from $83.7 million in the nine-month period ended September 30, 2003, to $91.1 million for the comparable period in 2004, or 8.8%. This increase was largely attributable to increased new unit volumes and increased margins on pre-owned units. Gross profit margin increased from 14.4% in the nine-month period ended September 30, 2003 to 14.8% for the comparable period in 2004.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses, including depreciation and amortization, increased from $54.4 million, or 9.3% of revenues, in the nine-month period ended September 30, 2003 to $68.3 million, or 11.1% of revenues, for the comparable period in 2004. This increase corresponded to increases in salary, commissions and benefits expenses, which increased primarily due to increased gross profit as well as acquisition related expenses of approximately $6.6 million. Historically, salary, commissions and benefits have comprised the majority of our total selling, general and administrative expenses, and were equal to 49% of selling, general and administrative expenses in the nine-month period ended September 30, 2004, as compared to 57% for the comparable period in 2003.

Operating Profit.    Operating profit represents our gross profit, less selling, general and administrative expenses and depreciation and amortization. Operating profit decreased from $29.4 million in the nine-month period ended September 30, 2003 to $22.8 million for the comparable period in 2004, or 22.3%. This decrease was largely due to higher sales and gross profits offset by increased selling, general and administrative expenses as outlined above.

Interest Expense—Floor Plan Credit Facility.    Interest expense on our floor plan credit facility decreased from $2.1 million in the nine-month period ended September 30, 2003 to $1.6 million for the comparable period in 2004, or 22.9%. This was attributable to a decrease in average outstanding borrowings under our floor plan credit facility and a decrease in the applicable interest rate.

Other Interest Expense.    Other interest expense was primarily related to interest payments under our then existing senior credit facility and new senior notes. Other interest expense increased from $2.5 million for the nine-month period ended September 30, 2003 to $7.8 million for the comparable period in 2004, or 208.6%. This increase was attributable to the new senior notes.

Income Tax Expense.    Income tax expense increased from $3.8 million for the nine-month period ended September 30, 2003 to $5.0 million for the comparable period in 2004. Income tax expense in 2003 was favorably impacted by the reversal of a $7.2 million deferred income tax valuation allowance established in prior years, of which $6.0 million was reflected in the first nine months of 2003.

Liquidity and Capital Resources

Liquidity.  Historically, we have satisfied our liquidity needs through cash from operations and various borrowing arrangements.  Our cash requirements consist principally of scheduled payments of principal and interest on outstanding indebtedness (including indebtedness under our amended floor plan credit facility), capital expenditures, salary and sales commissions, lease expenses and the acquisition of inventory. Based upon our current level of operations, we believe that our cash flow from operations, available cash and available borrowings under the new senior secured revolving credit facility will be adequate to meet our future liquidity needs for the next several years.

Operating Activities.  Net cash provided by operating activities during the nine months ended September 30, 2004 was equal to $10.1 million, compared with net cash provided by operating activities of $34.4 million during the comparable period in 2003.  This decline in net cash provided by operating activities for 2004 was primarily the result of a decrease in net income and an increase in inventories.

Investing Activities.  Net cash used in investing activities was $115.1 million during the nine months ended September 30, 2004, compared with net cash used in investing activities of $4.8 million during the comparable period in 2003.  The increase in net cash used in investing activities during the nine-month period ended September 30, 2004 versus 2003 was attributable to the payment of $7.2 million of loan costs associated with the issuance of our new senior notes, the entry into our new senior secured revolving credit facility and our amended floor plan credit facility and advances of $106.6 million to our parent compared to advances of $3.5 million in the comparable period of 2003.

Financing Activities.  Net cash provided by financing activities during the nine months ended September 30, 2004 was $102.1 million, compared to $27.0 million used in financing activities during the comparable period in 2003. The increase in cash provided by financing activities primarily resulted from the proceeds of our new senior notes, offset by repayments of our then existing credit facilities, and borrowings under our amended floor plan credit facility in connection with our acquisition by Holdings which closed on May 14, 2004.

Working Capital.  Working capital, including cash and cash equivalents, totaled approximately $23.2 million at September 30, 2004.  We maintain sizable inventories in order to meet the expectations of our customers, and believe that we will continue to require working capital consistent with past experience. Historically, we have funded our operations with internally generated cash flow and borrowings.  Changes in our working capital are driven primarily by our profit levels.

Our principal sources of funds are cash flows from operating activities and available borrowings under our new senior secured revolving credit facility and amended floor plan credit facility. As of September 30, 2004, we had $85.0 million of borrowing capacity and $23.1 million of availability under our amended floor plan credit facility and $15.0 million of borrowing capacity and $12.5 million of availability under our new senior secured revolving credit facility.  We have nothing drawn under our senior secured revolving credit facility, while $2.5 of availability has been used to support letter of credit obligations under our letter of credit subfacility.  Based on current facts and circumstances, we believe we have adequate cash flow coupled with borrowing capacity under our new senior secured revolving credit facility and amended floor plan credit facility to fund our current operations and capital expenditures budgeted for 2004.

Borrowings under our amended floor plan credit facility to finance our new vehicle inventory may not exceed (i) 100% of the factory invoices for the related vehicles, (ii) 85% of the wholesale value of all pre-owned inventory (as determined in accordance with National Automobile Dealers Association RV Industry Appraisal Guide, or appraised NADA value) for vehicles in the current through 7th prior model years and (iii) 65% of the appraised NADA value with respect to pre-owned vehicles in the 8th, 9th and 10th prior model years. At times, we have made repayments on our then existing floor plan credit facility using excess cash flow from operations.

Borrowings under the new senior secured revolving credit facility generally bear interest based on a margin over, at our option, the base rate or the reserve-adjusted LIBOR. The new senior secured revolving credit facility is secured by first priority interests in, and mortgages on, substantially all of our tangible and intangible assets and first priority pledges of all the equity interests owned by us in any future domestic subsidiaries, other than a second priority lien on those assets which are pledged under our amended floor plan credit facility.

Capital Expenditures.  Our capital expenditures include expenditures to extend the useful life of our current facilities and expand operations. Historically, our annual maintenance capital expenditures have been lower than our annual depreciation charge. From 2001 to 2003, we invested approximately $4.6 million in capital expenditures primarily to improve our facility and upgrade our information systems.  Capital expenditures in the first nine months of 2004 continued to follow this pattern.

We anticipate that we will spend approximately $4.2 million on capital expenditures in 2004, of which approximately $2.2 million will be used to upgrade our main dealership building and approximately $2.0 million will be used to maintain our facilities, and we expect to spend similar amounts on maintenance expenditures in subsequent periods. The new senior secured revolving credit facility and amended floor plan credit facility will limit our ability to make capital expenditures in excess of $5.0 million per annum. Based on current estimates, management believes that the amount of capital expenditures permitted to be made under the new senior secured revolving credit facility and amended floor plan credit facility will be adequate to grow our business according to our business strategy and to maintain the properties and business of our continuing operations.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual and commercial commitments as of September 30, 2004:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Senior notes(1)	$152,000,000	$—	$—	$—	$152,000,000
Operating lease obligations	96,302,264	6,980,827	10,969,472	10,386,731	67,965,234
Floor plan notes payable	61,893,737	61,893,737	—	—	—
Total contractual cash obligations	$310,196,001	$68,874,564	$10,969,472	$10,386,731	$219,965,234

(1)               Does not reflect any potential redemptions by noteholders associated with any free cash flow offer made by the Company in connection with our senior notes.

Cautionary Statement for Forward-Looking Information

Certain information set forth in this report contains “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions and other information that is not historical information. In some cases, forward-looking statements can be identified by terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates,” or the negative of such terms or other comparable terminology, or by discussions of strategy. We may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, by us or on our behalf, are also expressly qualified by these cautionary statements.

All forward-looking statements, including without limitation, management’s examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them, but there can be no assurance that management’s expectations, beliefs and projections will result or be achieved. All forward-looking statements apply only as of the date made. Unless required by law, we undertake no obligation to update or revise forward-looking statements to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. The following are among the factors that could cause actual results to differ materially from the forward-looking statements. There may be other factors, including those discussed elsewhere in this report, that may cause our actual results to differ materially from the forward-looking statements. Any forward-looking statements should be considered in light of the risk factors specified in our offering memorandum dated May 12, 2004, some of which are summarized below.

•                  changes from anticipated levels of sales, whether due to future national or regional economic and competitive conditions, including new into the industry, customer acceptance of existing and new products, consumer confidence or otherwise;

•                  significant indebtedness that may limit our financial and operational flexibility;

•                  increased interest rates which increase the cost of financing new vehicle purchases;

•                  higher fuel costs which may deter purchases of recreational vehicles;

•                  actions of current or new competitors that increase competition with respect to prices and services;

•                  increased advertising costs associated with promotional efforts;

•                  pending or new litigation or governmental regulations;

•                  other uncertainties which are difficult to predict or beyond our control; and

•                  the risk that we incorrectly analyze these risks and forces, or that the strategies we develop to address them could be unsuccessful.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rates.  We are exposed to market risk from changes in the interest rates on a portion of our outstanding indebtedness. Outstanding balances under our new senior secured revolving credit facility bear interest at a variable rate based on prime or LIBOR as adjusted each interest period. As of September 30, 2004, no borrowings were outstanding under our new senior secured revolving credit facility (a $2.5 million letter of credit outstanding under our letter of credit subfacility is charged a fixed spread of 350 basis points on the face amount of the letter of credit). As a result, a 100 basis point change in interest rates under our new senior secured revolving credit facility would not result in any additional interest expense. Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on prime or LIBOR as adjusted each interest period. As of September 30, 2004, based on the aggregate amount of $61.9 million outstanding under our amended floor plan financing facility as of such date, a 100 basis point change in interest rates would have changed our annual floor plan interest expense by approximately $0.6 million.

We continually evaluate our exposure to interest rate fluctuations and follow established policies and procedures to implement strategies designed to manage the amount of variable rate indebtedness outstanding at any point in time in an effort to mitigate the effect of interest rate fluctuations on our earnings and cash flows.

Interest rate fluctuations affect the fair market value of our fixed rate debt, including the notes, but with respect to such fixed rate instruments, do not impact our earnings or cash flows.

Foreign Currency Exchange Rates.  We currently have very limited exposure to exchange rate risk as we have very limited foreign operations. Nearly all of our new and pre-owned vehicle inventories are sourced domestically.

Inflation.  Although we cannot accurately anticipate the effect of inflation on our operations, we believe that inflation has not had, and is not likely in the foreseeable future to have, a material impact on our results of operations.

Cyclicality. Unit sales of RV vehicles historically have been cyclical, fluctuating with general economic cycles. During economic downturns, the RV retailing industry tends to experience similar periods of decline and recession as the general economy. We believe that the industry is influenced by general economic conditions and particularly by consumer confidence, the level of personal discretionary spending, fuel prices, interest rates and credit availability.

Seasonality and Effects of Weather.  Our operations generally experience higher volumes of vehicle sales in the first and fourth quarters of each year due in part to consumer buying trends and our hospitable warm climate during the winter months. The service and parts business experiences relatively modest seasonal fluctuations.

We have a single location near Tampa, Florida, which is in close proximity to the Gulf of Mexico. As a single-site operator, a severe weather event such as a hurricane could cause severe damage to our property and inventory. Although we believe we have adequate insurance coverage, if we were to experience a catastrophic loss, we may exceed our policy limits and/or we may have difficulty obtaining similar insurance coverage in the future. There was minimal impact to our facility as a result of recent hurricane activity throughout the state of Florida in the summer of 2004.

ITEM 4.  Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2004. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to our Company, is made known to the chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by our Company in the reports that we file or submit, or would have filed or submitted, under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms.

No change in our internal control over financial reporting occurred during the three and nine months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II.

OTHER INFORMATION

ITEM 1. Legal Proceedings

We are party to numerous legal proceedings that arise in the ordinary course of our business. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our business, results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty and an unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition and/or cash flows.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 28, 2004, RV Acquisition and BRS LP consummated an offering of RV Acquisition stock previously issued by RV Acquisition to BRS LP on May 14, 2004 and its affiliates to certain employees of Lazydays. As a result, 186,787 shares of RV Acquisition Common Stock and 1,489,228 shares of RV Acquisition Series A Preferred Stock were sold to such employees that participated in the private placement.  All of the proceeds of the private placement were paid to BRS LP and its affiliates as a result of the sale of RV Acquisition Common Stock and Series A Preferred Stock held by them to our employees pursuant to Section 4(1) of the Securities Act of 1933, as amended.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5. Other Information

On August 20, 2004, RV Acquisition adopted the RV Acquisition Inc. 2004 Stock Option Plan under which certain key employees, including the named executive officers of Lazydays, may be granted options to purchase shares of up to 606,061 RV Acquisition Common Stock. The plan is administered by the board of directors of RV Acquisition, or to the extent permitted by law, a committee designated by RV Acquisition’s board. Don Wallace, Chuck Thibault and John Horton were each granted options to purchase 121,212 shares of RV Acquisition Common Stock as of August 20, 2004 in accordance with the RV Acquisition Inc. 2004 Stock Option Plan.  A copy of the 2004 Stock Option Plan was filed as Exhibit 10.23 to Amendment No. 1 to our registration statement on Form S-4 filed October 29, 2004 and is incorporated herein by reference.

On October 28, 2004, we amended the amended floor plan credit facility to permit us to finance with the floor plan credit the purchase of eligible new floor plan units that will be sold by us to the Federal Emergency Management Agency, or FEMA, or leased to certain non-governmental entities for use as temporary housing for persons affected by the hurricanes in the State of Florida, in each case in accordance with the terms and conditions of the amended floor plan credit facility. The amendment provides, among other things, that the aggregate principal amount of loans outstanding and representing borrowings advanced against floor plan units sold to FEMA or leased under the new lease program shall not, in each case, exceed $5 million. In connection with the amendment, we are required to collaterally assign all of our interests in the leases for the vehicles that are leased to certain non-governmental agencies under the new lease program.  A copy of the amendment was filed as Exhibit 10.26 to

Amendment No. 1 to our registration statement on Form S-4 filed October 29, 2004 and is incorporated herein by reference.

On October 29, 2004 Rice Edmonds resigned as a member of RV Acquisition’s Board of Directors and was replaced by Michael Salvati, an independent director.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Each of the exhibits required to be filed by Item 601 of Regulation S-K were filed with the Company’s registration statement on Form S-4 dated August 12, 2004, as amended by Amendment No. 1 to Form S-4 dated October 29, 2004 and are incorporated by reference herein.

31.1   Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2   Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lazy Days’ R.V. Center, Inc.

/s/	Donald W. Wallace
By: Donald W. Wallace
Its: Chief Executive Officer

/s/	Charles L. Thibault
By: Charles L. Thibault
Its: Chief Financial Officer

Dated: November 15, 2004

EXHIBIT INDEX

Number	Description of Exhibits
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002