Form 10-K
period 2004-12-31
Lazy Days R.V. Center, Inc.
filed 2005-03-31
CIK 1296937

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from to .

COMMISSION FILE NUMBER: 333-118185

LAZY DAYS’ R.V. CENTER, INC.

(Exact name of registrant as specified in its charter)

Florida	59-1764794
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Nos.)

6130 Lazy Days Boulevard
Seffner, Florida	33584-2968
(Address of principal executive offices)	(Zip Code)

(800) 626-7800
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
None.

Securities Registered Pursuant to Section 12(g) of the Act:
None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that it was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of March 31, 2005, the registrant had 100 shares of common stock outstanding.

You should carefully consider the risk factors described below, as well as the other information included or incorporated by reference in this Annual Report on Form 10-K prior to making a decision to invest in our securities. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known or that we currently believe to be less significant may also adversely affect us. Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our” and “Lazydays” refer specifically to Lazy Days’ R.V. Center, Inc. and references to “Holdings” refer to LD Holdings, Inc., our parent.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information set forth in this report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. The statements contained in this report that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties.

We have used the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on our management’s expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. Our actual results could differ materially from those anticipated by such forward-looking statements as a result of factors summarized below and at greater length in the “Risk Factors” described in our Registraton Statement filed on Form S-4 dated August 12, 2004, as amended:

•                  changes from anticipated levels of sales, whether due to future national or regional economic and competitive conditions, customer acceptance of existing and new products, consumer confidence or otherwise;

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

•                  severe weather events and other natural disasters which could impact our single-site location near Tampa, Florida;

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

PART I

ITEM 1.                       BUSINESS

Our Company

We are the largest single site recreational vehicle (“RV”) retailer in the world. In 2004, we sold 7,908 new and pre-owned RVs in the retail market, including Class A motorhomes, Class C motorhomes, conventional trailers and fifth-wheel trailers. Class A motorhomes are the highest priced and fastest growing product segment of the RV industry and represented 85% of our 2004 new RV revenues, which was far in excess of the industry average of approximately 50% in 2003. We also generate revenue from commissions earned on vehicle financing and insurance products we sell on behalf of third-party providers, from the service, maintenance and repair of RVs, from daily fees paid by customers who utilize our RallyPark campground facilities and rental revenue from our 2004 rental program. We operate on a 126-acre site near Tampa, Florida that attracts more than 250,000 visitors annually. We generated 2004 revenues of $799.7 million.

One of our primary strategies is to create “Customers for Life” by offering a unique purchasing experience that combines the largest single site RV inventory in the world, our one of a kind scenic facility with multiple amenities and our focused, process oriented approach to servicing the customer. Building a welcoming atmosphere that caters to the RV enthusiast community is an intangible element critical to our success, and our philosophy is thoroughly ingrained in and continually reinforced throughout our corporate culture at every level. Our unique customer focused business model has resulted in a loyal, stable and growing customer base and an unrivaled reputation within the RV community. Our ability to generate a majority of our annual unit sales from repeat business and word-of-mouth referrals is testimony to the success of this approach. We generated 25% and 28% of our 2004 unit sales from repeat and referral customers, respectively.

To enhance our customers’ RV experience, we have developed our facilities with their needs in mind and as a result our site has become a destination location for RV owners throughout the United States, Mexico and Canada. Our facilities feature a number of unique attractions including a 1,200-site outdoor showspace of new and pre-owned RVs, a 230-bay RV servicing facility with a 6,600 sq. ft. Customer Service Pavilion that includes a professional full-time concierge station, complimentary Starbucks coffee concession, luxurious seating areas, flat screen televisions and wireless internet connections.  At our 299-site RallyPark, we hold over 100 rallies each year and provide our visitors the opportunity to meet and spend time with other RV enthusiasts. In addition, visitors to our site can enjoy complimentary meals at our new Italian style Café (formerly Festival Hall) or visit our recently completed Learning Center for complimentary seminars.  Customers who have purchased a high-end Class A motorhome enjoy the exclusive services and amenities of our CrownClub facility.  Finally, there are additional attractions located adjacent to our facilities that appeal to RV owners including a Camping World retailer, a Flying J Travel Plaza and a Cracker Barrel restaurant. These features and our customer focused philosophy cater to the RV enthusiast community and have allowed us to attract potential RV purchasers from across the United States.  In 2004, 42% of our unit sales were to customers that reside outside the state of Florida.

Industry Overview

The RV industry has been growing for many years and is positioned to benefit from continued growth as a result of favorable product mix and U.S. demographic trends. New RV sales in the U.S. were approximately $12 billion in 2003 and have grown at a 10.6% compound annual rate from 1980 to 2003. We estimate that annual sales in the U.S. of pre-owned RVs through dealers are approximately $14 billion, resulting in aggregate U.S. annual sales for new and pre-owned RVs of approximately $26 billion. The growth in the sale of new Class A motorhomes has outpaced overall RV revenue growth, accounting for 50% of 2003 new RV revenues compared to 41% in 1992, with the average retail price of Class A motorhomes increasing from $64,026 in 1992 to $143,834 in 2003. The growth in industry sales, the migration toward Class A motorhomes with added amenities and the retail price increases of those products has been driven by the increasing popularity of RVs among consumers and consumer preferences for luxury products.

Favorable demographic trends, in particular the aging of the “baby boomers,” indicate that RV ownership should increase during the next 10 years. Overall RV ownership rates in the U.S. have historically been highest in the 55-64 year-old age group, which is expected to grow 39.0% from 2002 to 2010, compared to total population growth of 11.4% for the same period.

Competitive Strengths

•                                          Unique Business Model and Customer Focus.  Our business model was developed to serve our customers and create “Customers for Life.” An RV purchase is often one of our customers’ most significant purchase decisions and one that we strive to make enjoyable. Our philosophy provides for a unique customer experience to ensure satisfaction and generate loyalty. Additionally, we offer numerous amenities to visitors and customers at our site whether or not they are actively seeking an RV purchase. We believe our unique business model has allowed Lazydays to become a destination site for RV enthusiasts and RV purchasers.

•                                          Process Driven Sales Organization.  We have a talented and experienced sales organization with approximately 160 sales professionals. Our sales professionals benefit from at least one hour of training each business day on specific product features and selling techniques. Our sales professionals’ compensation structure is 100% commission based and is driven by profit achievement and customer satisfaction ratings. Each salesperson follows a carefully scripted process which we have developed over time. Our sales process begins with a customer interview to determine which products will appeal to the customer. The salesperson then escorts the customer through the product selection process by touring our facilities and focusing the customer on three to five specific models the sales person determined best meets the customer’s needs. Once a selection is made, the salesperson coordinates with the desk manager to value the customer’s trade-in, if applicable, and determine the sales price. We contact each customer, on average, eight times within the first twelve months following their purchase to ensure satisfaction and create customer loyalty. In 2004, $737.5 million of our revenues were generated from sales of new and pre-owned RVs.

•                                          Finance and Insurance Product Sales.  Upon completion of the sale negotiation, the customer is escorted to a business manager who documents the purchase and offers third-party financing, insurance and warranty products. In 2004, approximately 57% of our customers obtained their vehicle financing through Lazydays, the interest on which is often tax deductible as a person’s primary or secondary residence. We arrange financing from eleven lending institutions and offer insurance products from seven insurance underwriters.  In 2004, $22.3 million of our revenues were generated from commissions on third-party finance and insurance products.

•                                          Value-Added Customer Benefits and Customer Dedication.  We provide each of our customers complimentary benefits with an RV purchase that we estimate have an aggregate value of over $8,000. Our delivery team performs a 130-point inspection of every motorhome and a 100-point inspection for every towable vehicle. We also provide our customers with an optional driver confidence course, assistance in registering and obtaining title for their RV, a complimentary one year membership in various RV clubs and campgrounds and discounts at retailers frequented by RV enthusiasts.

•                                          Marketing.  The most important component of our marketing effort is word-of-mouth marketing among our customers and other RV enthusiasts. We actively foster referrals among our customers and acknowledge their efforts on our “Wall of Honor,” which prominently displays the names of our customers who generate four or more referral deliveries. We target multiple direct marketing efforts at prospective buyers utilizing our proprietary database of 450,000 current and potential RVers in order to drive in-person visits and telephone contacts. These include our bi-monthly “Venture” RV catalog, which provides photographs and descriptions of our inventory and our quarterly “Rally Times” newsletter, which describes upcoming rallies sponsored by us at our RallyPark. In addition, we have a print advertising campaign in camping and RV magazines.  In 2005 we will discontinue “Venture” and “Rally Times” and launch Lazydays RVLiving magazine. The magazine will be published every two months and will target the fastest growing segment of RV owners and aspirants – the baby boomer generation.  Our largest source of customer traffic is our website, www.lazydays.com, which features real-time displays of our inventory updated automatically every 10 minutes and offers customers an opportunity to browse our current product selection. These multi-faceted marketing initiatives generate significant customer traffic.

•                                          The Café (Formerly Festival Hall). The Italian style Café is located in our main dealership building and serves over 300,000 complimentary meals to customers and visitors each year, including customers visiting our facilities for service and repair, sales prospects and RallyPark guests. Importantly, the layout of our site requires our RallyPark guests to traverse our product selection in order to reach the Café . As a result, potential customers often approach sales representatives before or after the meal service to inquire about our products.

•                                          CrownClub.  Our CrownClub facility opened in December 2003 as an additional exclusive benefit to our customers who purchase a high-end (approximately $250,000 and above) Class A motorhome. CrownClub qualifying new and pre-owned unit purchasers receive membership privileges which we believe help motivate our customers to trade-in on a more frequent basis.  CrownClub membership offers access to 40 premier service bays and a 17,000 square foot clubhouse, including a lounge, grill room, library, business center and swimming pool. CrownClub members enjoy complimentary upscale meals and our full service bar. Members also receive other amenities such as an exterior wash upon service completion, invitations to CrownClub rallies held at exclusive RV resorts throughout the U.S., RallyPark certificates and free nights at selected premium Outdoor Resorts campgrounds. As of December 31, 2004, we had more than 3,314 CrownClub members, including customers who purchased qualifying RVs in the three years preceding the opening of the CrownClub facility.

•                                          RallyPark.  RallyPark is a 299-site RV campground located at the Lazydays facility. Each site offers wireless internet access, utilities, cable TV and a morning newspaper. More than 100 rallies are held at RallyPark each year and we believe RallyPark is the preferred rally site for many national, regional and state RV clubs. Our 12,000 square foot climate-controlled RallyCenter can accommodate up to 600 people and is utilized for dinners, meetings, award ceremonies and live entertainment. We also offer a screened and heated swimming pool and jacuzzi, tennis courts, horseshoe pits and shuffleboard lanes for our guests. In 2004, $1.3 million of our revenues were generated from fees charged to RallyPark guests.

•                                          Quality Service and Repair Programs.  We have a 230-bay servicing area including 40 premier CrownClub bays and what we believe is the largest RV collision repair center in the U.S. We also offer other special services that are performed in our cabinet shop, chassis shop, windshield repair shop and upholstery shop. Our staff is highly qualified and has over 80 of an estimated 250 RVIA/RVDA Certified and Master Certified technicians in the state of Florida. We have an extensive parts inventory which, as of December 31, 2004, was approximately $ 1.5 million and we have access to many hard-to-find parts. In 2004, $38.6 million of our revenues were generated from service and repair.

•                                          Premier Customer Profile.  Our business model allows us to seek and maintain “Customers for Life.” Our target customers are RV enthusiasts who we believe represent the substantial majority of our customer base and differ from recreational RV consumers in that they are seeking a lifestyle centered around the RV. RV enthusiasts are typically financially secure couples in the 55-74 year-old age group who are seeking an RV lifestyle that involves frequent travel, substantial time living in their RV and the opportunity for interaction with other RV enthusiasts. Approximately 70% of our customers seek to trade-in an RV, and many of our RV enthusiast customers are purchasing their third or fourth RV and may use their RV as their primary residence.  We are intently focused on improving the likelihood that when an RV enthusiast does purchase an RV they purchase it from Lazydays. Our continuing success in this endeavor was demonstrated by the 25% of our unit sales which were generated from repeat customers in 2004. Our customers generally purchase RVs at higher price points, as evidenced by our average purchase price for retail sales of $88,089 in 2004 compared to an industry average of approximately $37,500 in 2004. We also believe our name and reputation are being disseminated to other RV enthusiasts within this community and in 2004, 28% of our unit sales were to referral customers.

•                                          Economies of Scale.  We are approximately one hundred times larger than the average RV retailer and we believe that we generate approximately three times the revenue of the next largest single-site dealership. We offer over 165 distinct new RV models, including Class A motorhomes, Class C motorhomes, conventional trailers and fifth-wheel trailers, which we believe is the broadest product offering at any single site retailer. Our 1,200-site outdoor showspace includes new products from leading manufacturers, including Monaco Coach Corporation, Fleetwood Enterprises, Inc., Winnebago Industries, Inc., Carriage, Inc., Thor Industries, Inc., National RV Holdings, Inc., Coachmen Industries, Inc., Glendale RVand Tiffin Motorhomes, Inc. We attract potential RV purchasers from across the United States, as evidenced by the 54% of our Class A unit sales in 2004 made to customers that reside outside the state of Florida. Our scale also allows us to provide one-stop shopping for our customers by offering competitive third-party financing, insurance and warranty products. Approximately 70% of our customers seek to trade-in an RV which provides us with a consistent supply of pre-owned vehicles to offer our customers. Finally, the wholesale network of over 1,500 dealers that we have developed since 1994 provides us with a reliable system for managing our pre-owned inventory and allows us to accept and accurately value customer trade-ins.

•                                          Favorable Relationships with Manufacturers.  We believe our supplier relationships are excellent. In 2004, we were the largest retailer for five of the nine manufacturers represented by our new RV product offering. Our product offering of Class A motorhomes represents manufacturers that command a 69% share of the U.S. Class A market. The manufacturers we represent have over 26 full-time sales and service representatives stationed at our site to educate our sales force, assist customers in their purchase decision and assist in servicing vehicles. We have favorable multi-year contracts which provide exclusive geographical distribution rights for many manufacturers’ products, ranging from the Tampa, Florida area to the southeastern United States.  We have maintained long-term relationships with these manufacturers across various levels within each organization, ranging from frequent management contacts to manufacturer production personnel visiting our facilities to assist in delivering RVs and addressing quality issues.

•                                          Experienced Management Team.  We are led by an experienced management team with our top seven managers having an aggregate 110 years of experience in the RV industry and an average tenure of 14 years at Lazydays. Don Wallace, our Chief Executive Officer, founded Lazydays in 1976 with his father and brother. Mr. Wallace was recognized as the 1993 RV Industry Executive of the Year by RV News. Chuck Thibault, our Chief Financial Officer, joined our Company in 1980. John Horton, our Chief Operating Officer, joined us in 2001 after holding numerous managerial positions in several industries.

Business Strategy

Our principal business strategies include the following:

•                                          Maintain High Levels of Customer Service.  Our business is differentiated from other retailers due to our customer focus. We believe customer satisfaction is critical to our continued growth and profitability. Over the past eight years, we have transformed our business from a large RV retailer into an RV enthusiast destination site through the development of our sales and service processes and our one of a kind facilities including, most recently, the addition of our Customer Service Pavilion, Café and Learning Center and remodeling of our sales offices. We intend to continue to upgrade and enhance our facilities and to add additional site amenities to increase customer satisfaction. We believe that our customer-centric business strategy will continue to attract visitors and allow us to grow our RV enthusiast customer base.

•                                          Favorable Demographics.  We believe the aging of the “baby boomer” generation will result in substantial increases in RV sales over the next 5-10 years. Overall RV ownership rates have historically been highest in the 55-64 year-old age group with penetration rates of approximately 14%. This age group is expected to grow 39% from 2002 to 2010. Our management team believes our existing 126-acre site can accommodate a 45% increase in annual RV deliveries and we plan to continue to expand our product offering to include additional manufacturers’ product lines as dictated by customer preferences.

•                                          Generate and Convert Sales Opportunities.  We continually seek to increase the number of sales prospects through creative marketing initiatives including effectively utilizing and enhancing our destination location appeal, our proprietary database and website. We employ systems that continually monitor and improve nearly all of our customer interactions and all facets of our sales processes in order to increase the rate at which we convert these sales leads into RV purchases. In 2004, approximately 21% of the over 36,000 prospective customers who actively pursued an RV purchase from us actually purchased an RV. This represents a 24% increase over our conversion rate in 2000, which evidences our continued focus on improving our conversion rate. To that end, we will continue to work to improve our customer focused model by having daily training sessions with our sales force to improve sales techniques and product knowledge, ensuring that a consistent message is delivered to our customers. We will also continue to focus on high-margin sales opportunities, including Class A motorhome sales and sales of finance, insurance and warranty products.

Products

Overview

RVs can be categorized into two vehicle segments: motorhomes and towables. Motorhomes are self-contained and are built on a motor vehicle chassis. They are designed to provide a mobile living environment for recreational, travel, or camping use. Towables are also self-contained, wheeled units designed to be towed by a motorized vehicle and are generally less expensive and smaller than motorhomes.

New Vehicles

Motorhomes

Class A.  Class A motor homes are the largest and most luxurious motorhomes. These motor homes are built on specially designed chassis and often are outfitted with amenities such as washers/dryers, security systems, TVs, DVD players, satellite dishes and hydraulic leveling systems. Newer Class A motor homes are generally equipped with multiple “slide-outs,” which allow the owner to extend the exterior walls of the RV when parked to dramatically enlarge the interior space. These motor homes range in length from 21 to 45 feet and sell for between $50,000 and over $1 million and represented 85% of our 2004 new vehicle revenues.

Diesel-powered Class A motorhomes, including high line and standard diesel-motor homes, are large and luxurious vehicles with a price range of $100,000 to more than $1 million. The diesel engines of these RVs provide numerous advantages over gas engines, including greater horsepower, increased fuel mileage and longer life.  High line diesel vehicles are premium Class A motorhomes with diesel engines and premier living facilities and amenities. The high line vehicles are typically priced above $250,000. Standard diesel vehicles have similar engines to high line motorhomes, but generally contain fewer amenities and are priced at a lower point.

Gas-powered Class A motorhomes are considered entry-level Class A motorhomes and are priced from $50,000 to $110,000. Class A gas products appeal primarily to the part time RVer who is looking to enjoy the RV experience at an affordable price. Built on a less robust chassis than diesel products, gas motor homes tend to offer less carrying capacity and a slightly rougher ride than diesels. Interior comfort is not sacrificed, however, as Class A gas products are available with all the high end amenities including multiple slide-outs, luxurious furnishings, flat screen TVs and satellite antennas.

Class C.  Class C motorhomes, also known as “mini-motor homes,” are constructed on an automotive manufactured van frame with an attached cab segment.  Similar to Class A motor homes, these RVs, which range in length from 20 to 32 feet, offer full kitchen, sleeping and dining facilities and are increasingly featuring “slide-outs.” Class C motorhomes sell for between $40,000 and $125,000 and represented 4% of our 2004 new vehicle revenues.

Towables

Conventional.  Conventional travel trailers range in length from 12 to 35 feet and generally include all of the facilities found in a motorhome. As with all towables, an advantage of a conventional travel trailer is that it can be detached from a car, pickup truck, or van at the destination, thus making the towing vehicle available for other uses. In addition, six-cylinder engine cars are now capable of towing the newer, lightweight travel trailer models. New travel trailers, most of which can sleep up to eight people, are priced between $9,000 and $76,000 and represented 3% of our 2004 new vehicle revenues.

Fifth Wheel.  Fifth-wheel travel trailers, which range in length from 21 to 40 feet, are similar to conventional travel trailers in terms of size and amenities, but the two differ in their methods of attachment to the towing vehicle. While a conventional travel trailer is designed to be mounted on a standard car, truck, or van hitch, a fifth-wheel travel trailer is attached to a pickup truck by a special hitch connected to the truck bed. This design provides greater maneuverability and reduces the overall length of the combined vehicles. Fifth-wheel travel trailers sell for between $12,000 and $100,000 and represented 6% of our 2004 new vehicle revenues.

Trailer Rental Program for Temporary Housing

As a result of the active Florida hurricane season in 2004, we developed a rental program which targeted displaced hurricane victims in need of temporary housing.  In 2004, 682 conventional travel trailers were rented. Rental terms ranged from three to six months with extended terms available. Rental revenue totaled $3.4 million in 2004.  We expect to wind down this program in 2006.

Pre-Owned Vehicles

Sales of pre-owned RVs contributed 33% of our revenues during 2004. With approximately 70% of our customers providing a trade-in RV, we benefit from a steady, high quality flow of available pre-owned inventory. We sell our pre-owned vehicles to both retail customers and, on a wholesale basis, a network of RV and automotive dealers. Retail customers purchase pre-owned vehicles because they can get a high quality vehicle at a lower price. We enhance the value of pre-owned vehicles by fully servicing them before offering them for resale.

Our practice of wholesaling RVs to other dealers allows us to manage our pre-owned vehicle inventory optimally and limit our risk of carrying pre-owned vehicles for extended time periods. With access to over 1,500 dealers, we can offer higher values for trade-ins and mitigate our trade-in risk by selling slow-moving pre-owned RVs through this large dealer network.

The sales of all categories of pre-owned inventory through our wholesale network represented 12% of total pre-owned vehicle revenues in 2004. Of our total pre-owned vehicle revenues in 2004, retail sales of pre-owned Class A motorhomes represented approximately 76%, retail sales of Class C pre-owned motorhomes represented 6% and retail sales of pre-owned fifth wheel and conventional towables and other miscellaneous vehicles represented the remaining 7%.

Service and Repair

We operate 230 service bays, providing on site general RV maintenance and repair work to customers. The service and repair department is divided into two areas: the “make ready” process for deliveries of recently purchased new and pre-owned retail units and post-delivery service. We also maintain a body shop, cabinet shop, chassis shop and windshield repair shop with highly skilled, RVIA/ RVDA-certified technicians and specialized equipment and facilities. In addition to preparing several thousand RVs for delivery to customers each year, our service and repair operations provide general RV maintenance and repair services and manufacturer paid work performed under warranty to approximately 12,000 customers annually. Furthermore, with $1.5 million of parts and accessories inventory, in addition to a fully stocked onsite Camping World store, Lazydays provides new and pre-owned RV buyers the option of dealer installed accessories, such as tow hitches, satellite dishes and specialized suspension systems that can be included in each buyer’s financing. Lazydays’ average service and repair customer spends approximately $1,300 per visit.

Our service and repair department, which generated $38.6 million of revenue in 2004. We frequently welcome customers who travel from across the country to have their vehicles serviced by our team of service and repair professionals. As a result, the service and repair department serves as a means of attracting potential customers to the Lazydays facilities and offers greater additional sales opportunities for us.

Financing and Related Services

We provide assistance to customers in arranging financing for their RV purchases through a variety of lenders. Revenues from financing, warranty and extended warranty products and related services have increased from $14.8 million in 1999 to $22.3 million in 2004.

Financing

Lazydays generates commission based revenue from its financing services by placing the loans with one of eleven independent lending institutions. The interest on these loans is often deductible to our customers as a mortgage for tax purposes for a primary or secondary residence. During 2004, approximately 57% of our customers obtained their vehicle financing through Lazydays. By leveraging the volume of our financing customers, we are able to negotiate favorable rates for our customers with third-party lenders. Financing fee based revenues represented approximately 67% of 2004 financing and related services revenue.

Insurance and Extended Warranties

We offer extended warranties and various insurance products for new and pre-owned RVs. As with our financing related products, we are paid a fee for placing the warranty or insurance product with one of seven different insurance underwriters. Approximately 44% of our customers purchased extended warranties during 2004, and we offer other insurance products, including tire, life and physical damage insurance. Together, revenue from insurance and warranties represented approximately 33% of our 2004 financing and related services revenue.

RallyPark and Related Services

RallyPark is our full service RV campground that includes a 12,000 sq. it recreation hall, screened-in heated pool and Jacuzzi, computer room and commercial kitchen facilities and exists primarily to attract visitors to Lazydays and enhance their overall experience.  Our RallyPark attracts over 60,000 visitors each year and has 299 full hook-up sites which provide utilities, wireless internet access, cable TV and a morning newspaper.

More than 100 rallies were held at RallyPark in 2004, with many sponsored by us as a marketing promotion tool to create additional customer traffic. We also prominently display marketing and promotional materials throughout the park. All park guests are invited to the Café in the main building for complimentary breakfast and lunch with a shuttle service running frequently between the park and the dealership. Our 12,000 square foot climate-controlled RallyCenter can accommodate up to 600 people and is utilized for dinners, meetings, award ceremonies and live entertainment. RallyPark represents an important and successful marketing tool for us and our RallyPark guests contributed $11.2 million to our 2004 vehicle revenues, in addition to $1.3 million in fees generated from RallyPark visitors.

Served Markets

We generated approximately 58% of our retail deliveries from Florida residents in 2004, the third largest RV buying state in the United States, and we are by far the dominant player in the Florida market with a 37% share of Class A motorhome unit sales in 2004. While Florida is Lazydays’ primary market, we have experienced great success penetrating other markets, with unit sales to residents outside the state of Florida reaching 42% of our retail deliveries in 2004.  Our U.S. market share in Class A motorhome unit sales in 2004 was approximately 6%, and represents a substantial opportunity for further market penetration and expansion for us.

Target Customer

We estimate that approximately 80-90% of our customers have previously owned an RV. These customers have adopted the RV lifestyle and do not generally view RVs as luxury or recreational items, as the broader market may view them. Accordingly, for many of our customers, the RV represents a necessary purchase that will occur periodically as the time comes to trade in and upgrade the vehicle.

Consistent with their RV enthusiast lifestyle, Lazydays customers are frequently repeat purchasers. Management estimates that Lazydays’ average customer owns his or her RV three to four years before trading it in, compared to an estimated industry average of approximately seven years. In 2004, 25% of the vehicles we sold were to repeat customers, representing $203 million in revenues.  In addition, the RV lifestyle includes frequent social interaction between RVers that creates an environment in which word-of-mouth marketing becomes a powerful tool. The loyalty of the Lazydays customer is perhaps demonstrated by the fact that referral customers represented 28% of our total customers and generated approximately $191 million in revenue in 2004.

While our typical customers are in their mid-sixties, we have an increasing number of customers in their mid-40s with young children.  RV ownership provides this younger customer group access to relatively safe and economical vacation and travel alternatives. While this younger demographic is currently a small portion of the RV buying group, management believes its growing interest in RVs demonstrates the broadening appeal of RVs in general and represents an opportunity for us to penetrate a greater portion of the population.

Sales Overview

The entire Lazydays culture is built on the sales philosophy of making “Customers for Life.” All Lazydays employees are committed to providing premier customer service and developing a relationship with the customer that ensures that he or she will return to Lazydays for all future RV purchases and service needs. This culture is evident in the way each customer is greeted by every employee with the phrase, “Welcome to Lazydays.” Though ingrained deeply in all facets of the business, the Lazydays culture is most readily apparent to customers in their interaction with our sales force.

Our direct sales organization is comprised of eight sales managers who oversee approximately 160 salespeople, as well as managers that oversee other aspects of the sales process, such as Internet, telephone and wholesale sales, pricing and the appraisal of trade-in units. Each sales manager is responsible for a team of 20 to 24 salespeople and is compensated based on team and Company performance goals. Additionally, each sales manager administers a relationship with a manufacturer by understanding new products and monitoring inventory levels.

Our salespeople are divided into three levels based on customer satisfaction and sales performance. Our sales professionals’ compensation structure is 100% commission based and is driven by profit achievement and customer satisfaction ratings. In 2004, our compensation per year per salesperson averaged approximately $90,000 and annual compensation was as high as $220,000, which we believe is significantly higher than at other dealerships in the country , thus allowing us to attract and retain a high quality sales force. Because of the opportunities offered to our salespeople, we have historically maintained low turnover within our sales staff.

Sales Organization

Our sales team has consistently improved its success in converting sales opportunities into RV deliveries over the years, as management continuously refines the sales process. From 2000 to 2004, we improved our delivery ratio (the number of sales divided by the number of sales opportunities or “ups”) from 16.9% to20.8%. Through the ongoing development of the sales process and training of personnel, management believes its sales force’s productivity will continue to improve.

Our success in developing and maintaining a productive sales force is a function of our ability to execute our “Customers for Life” sales philosophy. We have identified and outlined a number of important tenets that embody this philosophy and provide a blueprint for the operation of the sales organization. At a high level, these include our keys to building a great company, such as “find and keep great people” and “be easy to do business with.” The importance of premier customer service is emphasized through our Golden Rule of Customer Service, the Ten Rules of Customer Service and the Thirteen Keys to Being the Best at Customer Service. These rules are reinforced every week through sales training sessions and ensure that salespeople execute our sales philosophy. This philosophy defines our culture, which is built around a focus on the needs and wants of the customer, a constant pursuit of premier customer service and the consistent execution of a proven sales system. The embodiment of this philosophy is the greeting of “Welcome to Lazydays,” that each employee delivers to each and every customer.

We strive to ensure that our sales personnel are consistent in their approach to the customer and in their application of these tenets through extensive training. Each salesperson must complete an initial one-week customer service and sales process training program. Thereafter, all salespeople are required to attend daily one-hour product and selling skills training sessions. The emphasis on continuous training ensures that sales personnel are knowledgeable in their representation of the products and skilled in their approach to the customer.

Marketing Overview

Lazydays attracted over 250,000 visitors to its complex and generated over 36,000 sales opportunities in 2004. This traffic is generated through a comprehensive program that includes referrals, direct mail, television and print advertising, rallies and trade shows, marketing partners and the Lazydays website. All of our marketing work, including the development of strategies and concepts, the maintenance of the customer database and the design and layout of advertisements, is performed in-house, with the exception of high volume printing and television production. By performing the majority of our marketing functions internally, we are able to manage our marketing cost effectively. We spent $4.8 million on our marketing efforts in 2004, or 0.6% of total revenues, a level that is consistent with historical expenditures as a percentage of revenues.

Referrals

In 2004, 28% of total deliveries were made on a customer referral basis, generating $191 million in revenues. Customer referrals are our most productive and inexpensive advertising source. The introduction of the Lazydays Friends & Family Program in July 1997 served as a catalyst for referral based business. Friends & Family based referrals accounted for 44% of the referral-based revenue in 2004, or approximately $84 million. The program promotes referral activity by rewarding customer loyalty and referral business with awards and recognition for each referral that leads to a sale. As customers make new, qualified referrals, they receive rewards, such as complimentary stays at RallyPark for Friends & Family rallies, award certificates and entries in drawings for cash prizes. In addition, based on their number of referrals, Friends & Family members have their names prominently displayed on plaques along the Wall of Honor in the lobby of the main dealership building.

Direct Mail, Print and Television

We manage a proprietary database of approximately 450,000 RV owners and potential owners to maintain regular mail-based contact with existing and potential customers. We have used direct mail marketing for the past nine years, we advertise in numerous industry publications and, on a limited basis, through local television. In 2004, direct mail, print and television generated 7% of total deliveries and represented approximately $46 million of revenues.

We design our own direct mail marketing materials in-house and have millions of postcards, posters, brochures and mailers printed each year to generate interest in our RVs. Our largest publication is our bi-monthly Venture catalog, which showcases RVs for sale at Lazydays and has an annual circulation of approximately 2.1 million. In addition, we seasonally publish Rally Times, in which we outline upcoming events at RallyPark with an annual circulation of approximately 0.5 million.  In 2005 we will discontinue “Venture” and “Rally Times” and launch Lazydays RVLiving magazine. The magazine will be published every two months and will target the fastest growing segment of RV owners and aspirants – the baby boomer generation.  We also send over 1 million large format postcards and personalized notes each year for a variety of occasions, including the anniversary of an RV purchase, to maintain strong customer goodwill.

Internet Website

The Lazydays website is a user-friendly marketing and informational tool. We believe our web site offers the only real-time inventory site in the industry, allowing customers to view new and pre-owned RV photos and specifications within minutes after the vehicle becomes available for sale. Users can search for available RVs by make and model, as well as learn more about the numerous value added benefits offered by us. Users have the ability to purchase our RVs without visiting our facility by learning about products online and by calling or emailing Lazydays to further their inquiry. Additionally, users can obtain an estimate of the value of their trade-ins prior to arriving at Lazydays. In 2004, the Internet and Lazydays’ web site generated 19% of total deliveries and represented approximately $139 million in revenues.

Rallies and Trade Shows

Rallies and trade shows serve as an ideal opportunity to market Lazydays to concentrated groups of RV enthusiasts. Hundreds of rallies and trade shows take place throughout the U.S. each year. Lazydays attends approximately 50 off-site rallies each year. We send sales representatives and a selection of RVs to the rallies and trade shows to promote products, answer questions and build excitement around the dealership. In 2004, attendance at RV rallies and trade shows generated 2% of our total deliveries and represented $29 million of revenues.

In addition, approximately 100 RV rallies are held each year at RallyPark in which we can exclusively display and promote our products and value-added benefits. These onsite rallies and RallyPark guests generated vehicle revenues of approximately $11.2 million in 2004.

Marketing Partners

We have developed joint-marketing relationships with various companies that are involved directly or indirectly in the RV industry. For instance, we have a relationship with RV accessory and camping supply retailer Camping World, which has a store next to Lazydays and benefits from a steady flow of prospective customers as a result of the location. Similarly, Lazydays and other business partners benefit one another by offering complimentary products and services.

The following chart lists our primary marketing partners:

Marketing Partners

Partner	Description

Camping World, Inc.	Retailer of RV accessories
Thousand Trails, Inc.	Manager of membership campgrounds
Family Motor Coach Association	RV owners club
Outdoor Resorts of America, Inc.	Luxury RV parks
Workhouse Custom Chassis LLC	Manufacturer of heavy duty custom chassis
Spartan Chassis, Inc.	Manufacturer of heavy duty custom chassis

Suppliers

Over the course of our operating history, we have developed strong relationships with the industry’s leading RV manufacturers. We are supplied primarily by nine major RV manufacturers that rely on us as a primary point of distribution.

For most product lines and manufacturers, we are the leading dealership in terms of sales volume. Manufacturers are highly dependent on us for their Florida sales, an important territory for the RV industry. In 2004, we were responsible for 56% of our suppliers’ total Florida Class A RV sales. We have won numerous supplier awards for our excellence in sales and service, including Fleetwood’s Circle of Excellence Award eight times and Winnebago’s Circle of Excellence Award every year (18 times) since the award’s inception.

We have negotiated favorable long term dealer agreements and reasonable sales goals. Dealer agreements provide exclusive sales rights for manufacturers’ products over extended geographic regions ranging from the local Tampa area to the southeastern United States. In addition, we believe our size and market presence ensure that we have top priority with our suppliers and a consistent supply of RVs, even during times of production shortages.

Importantly, our RV suppliers also support our ability to carry an extensive inventory of vehicles by providing a backstop to our floor plan financing. The manufacturers have an agreement with our floor plan lenders to repurchase unsold inventory at a value of up to 100% of the original cost of the vehicles under certain circumstances.

We also have the benefit of over 26 onsite manufacturer representatives from the major RV manufacturers, depending on the season. Manufacturer sales representatives will answer customer inquiries specific to their products, lend credibility to Lazydays’ operations and assist in the sale of products and training of salespeople, keeping us informed of new product innovations and fostering strong relationships with the manufacturers.

Wholesale Vehicle Network

Approximately 70% of our RV purchases (new and pre-owned) are accompanied by a trade-in. The large number of pre-owned trade-ins that we receive assures us of a steady supply of high quality pre-owned vehicles. We believe that we are able to pay more for pre-owned RVs than our competition because of our scale. Our steady supply of customers, coupled with our access to a proprietary network of more than 1,500 dealers, helped make us the top single-site pre-owned RV dealership in the U.S.  Additionally, the wholesale network allows us to optimize our inventory carrying levels by disposing of old or unwanted trade-ins through this channel.

Management Information Systems

We employ management information systems that provide for the efficient management of our business operations, thereby reducing operating costs. The systems integrate our inventory management, sales tracking, order processing, financial recording and customer relationship management tools.

The primary enterprise software applications are ADP Dealer Management System (“DMS”) and ADP Document Storage and Document Archive (“DSDA”) system.  These programs are the industry standard and are used by over 16,000 automotive and truck dealerships in North America and Europe.  The ADP systems allow us to manage inventory on a real-time basis, measure and analyze sales productivity data such as closing and delivery rates and administer the payables and receivables process.  These capabilities generate cost savings for us by maximizing the efficiency of our operations.

Employees

We benefit from a loyal and dedicated non-union workforce of 691 full-time and 34 part-time employees as of December 31, 2004  and have never experienced a work stoppage. Each of these individuals is critical to sustaining a culture that is unique in the industry. We work to ensure that every employee shares our vision and commitment to customer service and welcomes each visitor with the phrase, “Welcome to Lazydays.”

We offer competitive compensation and benefit plans to employees working more than 30 hours per week. Our benefits include a defined contribution “401(k)” plan with discretionary company matching, medical, dental, pharmacy and vision insurance, short-term and long-term disability and life insurance, a pre-tax premium payment plan with flexible spending accounts and vacation up to three weeks after seven years of employment.

We have never experienced any significant labor shortages nor had any difficulty in obtaining adequate replacements for departing employees. We consider our relations with our employees to be good.

Intellectual Property

We have registered, and are in the process of registering, various trademarks and service marks with the U.S. Patent and Trademark Office, including “Lazy Days RV Supercenter,” “Tire Re-Nu,” “Crown Club” and “RallyPark.”

Government Regulation

Our operations and business practices are subject to regulation at the federal, state and, in some cases, local levels. State and local consumer protection laws and regulations govern our sales, advertising, financing, insurance sales and other trade practices.

The adoption of more stringent statutes and regulations, changes in the interpretation of existing statutes and regulations or our entrance into jurisdictions with more stringent regulatory requirements could curtail some of our operations. It could also deny us the opportunity to operate in certain locations or restrict products or services, including terms of finance and insurance products offered by us. Various federal, state and local regulatory agencies, including the Occupational Safety and Health Administration, the United States Environmental Protection Agency and similar federal and local agencies, have jurisdiction over the operation of our dealerships, repair facilities and other operations with respect to matters such as consumer protection, workers’ safety and laws regarding protection of the environment, including air, water and soil. The failure to maintain all requisite licenses and permits and comply with all applicable federal, state and local regulations,  could limit our ability to operate our business.

As with vehicle dealerships generally, and parts and service operations in particular, our business involves the use, handling, storage and contracting for recycling or disposal of hazardous or toxic substances or wastes, including environmentally sensitive materials, such as motor oil, waste motor oil and filters, transmission fluid, antifreeze, freon, waste paint and lacquer thinner, batteries, solvents, lubricants, degreasing agents, gasoline, diesel fuels, asbestos containing materials and other chemicals.

Accordingly, we are subject to regulation by federal, state and local authorities establishing requirements for the use, management, handling and disposal of these materials and health and environmental quality standards. We are also subject to laws, ordinances and regulations governing investigation and remediation of contamination at facilities we operate to which we send hazardous or toxic substances or wastes for treatment, recycling or disposal. Noncompliance with or changes to these requirements could limit our ability to operate our business.

Our customers and potential customers are subject to federal, state and local statutes, ordinances and regulations regarding the ownership of recreational vehicles. The adoption of more stringent statutes, ordinances and regulations effecting the consumer ownership of recreational vehicles, could limit our ability to sell our products.

Available Information

The Company files annual reports, quarterly reports, current reports and other information with the Securities and Exchange Commission. Copies of such materials can be read, copied and obtained from the Public Reference Room of the Securities and Exchange Commission at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. You can access the Company’s filings electronically by visiting the Securities and Exchange Commission’s website at http://www.sec.gov. In addition, the Company will provide copies of such filings free of charge upon request.  While any notes remain outstanding, we will make available, upon request, to any beneficial owner and any prospective purchaser of notes the information required pursuant to Rule 144A(d)(4) under the Securities Act during any period in which we are not subject to Section 13 or 15 (d) of the Exchange Act. Such requests may be made by calling our main number on the cover page of this report or by writing to the following address: Lazy Days’ R.V. Center, Inc. 6130 Lazy Days Boulevard, Seffner, Florida 33584-2968, Attn: Director of Corporate Reporting and Investor Relations.

ITEM 2.                           PROPERTIES

Leased Properties

We lease our 126-acre facility, located at 6130 Lazy Days Boulevard, Seffner, Florida, from I-4 Land Holding Limited Company (“I-4”), an entity controlled by Don Wallace, our Chief Executive Officer, under a lease arrangement, the initial term of which will expire in 2022. The amended lease entered into on May 14, 2004 included four five-year renewal options, which if exercised would extend the expiration date to 2042.  The annual rent is currently $4,793,880, and will further increase thereafter based on periodic CPI adjustments. The lease provides for equal monthly rental payments and provides that the lessee pays all property taxes and insurance. Rent expense was calculated on a straight-line basis over the life of the lease resulting in deferred rent during the earlier years of the lease. We are also responsible for maintenance costs as well as betterments to the facilities.

Pursuant to the lease, we currently have a right of first offer and first refusal on any sale by I-4, as well as an option exercisable through May 14, 2011 to purchase the land for $42,000,000 (subject to CPI increases) .

We also have two short-term leases on properties that we use for off-site RV parking lots during our peak-season.

ITEM 3.                           LEGAL PROCEEDINGS

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

ITEM 4.                           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                           MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no market for our common stock.  As of December 31, 2004, Holdings owns 100% of our capital stock. RV Acquisition owns 100% of Holdings capital stock. Bruckmann, Rosser, Sherrill & Co. II, L.P. held 84.5%

of RV Acqusition common stock, the balance was held by Don Wallace (10.6%),  management and others.  See “Security Ownership and Certain Beneficial Owners” in Item 12 of this report.

ITEM 6.                       SELECTED FINANCIAL DATA

The following table presents selected historical statement of operations data and balance sheet data as of and for the periods presented. The statement of operations data set forth below with respect to fiscal years 2002, 2003 and 2004, and the balance sheet data at December 31, 2003 and December 31, 2004, are derived from, and should be read in conjuction with, the audited financial statements and related notes thereto, which are included elsewhere in this Form 10-K.  The statement of operations data set forth below with respect to fiscal years 2000 and 2001, and the balance sheet data at December 31, 2000, December 31, 2001 and December 31, 2002, are derived from audited financial statements of the Company which are not included in this Form 10-K.

	Year Ended December 31,
	2000	2001	2002	2003	2004
	($ in thousands, except per share data)

Statement of Operations Data:
Revenues:
New vehicles	$315,049	$307,871	$384,041	$416,165	$477,442
Pre-owned vehicles	198,925	207,883	245,485	278,592	260,018
Other	41,668	46,240	51,601	60,882	62,250
Total revenues	555,642	561,994	681,127	755,639	799,710
Cost of revenues	483,419	482,650	582,159	646,685	683,415
Gross profit	72,223	79,344	98,968	108,954	116,295
Selling, general and administrative expenses	47,120	49,964	67,591	70,027	80,393
Depreciation and amortization	4,109	4,137	3,942	3,238	9,988
Operating profit	20,994	25,243	27,435	35,689	25,914
Floor plan interest expense	5,269	3,620	2,970	2,566	2,441
Other interest expense	21,452	24,062	16,267	3,211	12,290
Income taxes	400	2,441	4,493	4,542	3,354
Net income (loss)	$(6,127)	$(4,880)	$3,705	$25,370	$7,829

Earnings (loss) per common share:
Basic	$(30.17)	$(21.74)	$9.60	$60.75	$42.76
Diluted	*	*	1.77	13.62	10.93
Balance Sheet Data (at period end):
Inventories	$58,371	$64,254	$74,087	$69,873	$85,961
Working capital (deficiency)	(4,973)	(7,894)	2,907	9,011	24,060
Total assets	106,986	116,815	123,527	131,512	346,484
Floor plan notes payable	55,337	53,986	56,185	52,046	69,576
Total debt (excluding floor plan and including current maturities)	134,999	134,166	75,161	59,046	150,227
Total shareholder’s equity (deficiency)	(101,719)	(137,698)	(124,400)	(103,565)	67,435

*  Not presented herein since effect is antidilutive.

ITEM 7.                           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion regarding Lazy Days’ R.V. Center, Inc.’s financial condition and results of operations should be read in conjunction with our financial statements and the notes to those statements and other financial information appearing elsewhere in this report. Unless stated otherwise, the information provided in this section relates to Lazy Days’ R.V. Center, Inc. only and not to its parent, Holdings. This report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those indicated in forward-looking statements.

Overview

We are the world’s largest single-site dealer of recreational vehicles (“RVs”) with the industry’s broadest selection of new and previously-owned RVs. We are a primary point of distribution for nine of the leading manufacturers in the recreational vehicle retail industry, an industry with sales of approximately $12 billion in new, and $14 billion in pre-owned RV vehicles annually. Located on a 126-acre site outside of Tampa, Florida, we are widely recognized in the RV community as the premier destination for RV enthusiasts, attracting over 250,000 visitors each year to our RV dealership, and approximately 1.3 million visitors per year to our facility (including visitors to additional attractions that appeal to RV owners located adjacent to our site, namely Camping World, Cracker Barrel and Flying J Travel Plaza).

We offer our customers an extensive selection of RVs and a variety of services, such as financing, insurance and a 230-bay, fully-staffed service and repair department. Our inventory is displayed in a park-like setting and our facility also includes a full-service RV park, two swimming pools, tennis courts and meeting and dining facilities.

We derive our revenues principally from sales and rental of new units, sales of pre-owned units, commissions earned on sales of third-party financing and insurance products, service and rental repairs, and visitors fees at RallyPark. In 2004, we derived our revenues from these categories in the following percentages, 59.7%, 32.5%, 2.8% and 4.8%, respectively. New and pre-owned unit sales accounted for more than 90% of total revenues.

The vast majority of our cost of revenues are related to inventory purchases. New and pre-owned vehicles have accounted for 97% or more of cost of revenues in each of the previous three years. We believe we are the nation’s largest single point of distribution for RVs and a primary retail outlet for nine of the leading manufacturers in the industry. Additionally, increased unit costs are immediately passed through to end customers. As a result, our gross profit margin has been 14.5%, 14.4% and 14.5% for the years ended December 31, 2004, 2003 and 2002, respectively.

Our gross profit margins on pre-owned vehicles are typically higher on a percentage basis while our gross profit margins on an absolute dollar basis are typically higher on new vehicles. In 2004, gross profit margins on new vehicles averaged 8.7% compared to 10.7% for pre-owned vehicles, and our gross profit from sales of new vehicles was $41.4 million and $27.9 million for pre-owned vehicles.

Salaries, commissions and benefits represent the largest component of our total selling, general and administrative expense and comprised more than 50% of total selling, general and administrative expense. In 2004, approximately 13% of our selling, general and administrative expense consisted of commissions for our sales force which are directly correlated to RV vehicle sales levels. Selling, general and administrative expense is typically consistent with revenue on a percentage basis.  However, in 2004 the increase in selling, general and administrative expenses was not consistent primarily due to $6.6 million in costs and $3.8 million of intangibles amortization in connection with the transaction referenced below.

On April 27, 2004, we and our parent, LD Holdings, Inc. (“Holdings”), the Employee Stock Ownership Plan and Trust for the Employees of Lazy Days (the “ESOP”) and certain other stockholders of Holdings, entered into a stock purchase agreement with RV Acquisition, Inc. (“RV Acquisition”), a newly formed holding company owned by Bruckmann, Rosser, Sherrill & Co. II, L.P. (“BRS LP”), an affiliate of Bruckmann, Rosser, Sherrill & Co., Inc. (“BRS”), pursuant to which RV Acquisition acquired all of Holdings’ outstanding common and preferred stock for a purchase price of $217.1 million (after giving effect to working capital, tax benefit and cash adjustments) on May 14, 2004 (the “Acquisition”). After giving effect to the Acquisition, BRS LP controlled 89.4% of the issued and outstanding common stock of RV Acquisition. The balance of the equity of RV Acquisition was acquired by Don Wallace, and certain former shareholders of Holdings. In connection with the Acquisition, we repaid all of our existing indebtedness which was equal to $44.8 million as of May 14, 2004 and paid approximately $12.3 million for certain transaction related fees and expenses. We also entered into an amendment and restatement of our existing floor plan credit facility (referred to herein as our amended floor plan credit facility), a new senior secured revolving credit facility and terminated our then existing employee stock ownership plan, or ESOP.

To finance the Acquisition, we issued 11 3/4% senior unsecured notes due 2012, or senior notes, and received an equity contribution from Holdings.  The transactions referred to above are collectively referred to in this report as the “Transactions.”  The closing of these Transactions occurred on May 14, 2004.  As a result of the Transactions, we have a substantial amount of debt.  As of December 31, 2004, we had total indebtedness of $219.8 million ($150.2 million of borrowings under the senior notes and $69.6 million in borrowings under our amended floor plan credit facility).

Results of Operations

The following table sets forth the percentages of revenues that certain items of operating data constitute for the periods indicated:

	Fiscal Year Ended December 31
	2002	2003	2004

Statement of operations data:
Revenues	100.0%	100.0%	100.0%
Cost of revenues	85.5	85.6	85.5
Gross profit	14.5	14.4	14.5
Selling, general and administrative expenses	10.5	9.7	11.3
Income from operations	4.0	4.7	3.2
Interest expense	2.8	0.8	1.8
Income before income taxes	1.2	3.9	1.4
Income tax expense	0.7	0.6	0.4
Net income	0.5	3.3	1.0

Results for the three months ended December 31, 2004 compared to the results for the three months ended December 31, 2003

Revenues.  Revenues increased from $172.8  million in the three months ended December 31, 2003 to $183.2 million in the comparable period in 2004. This was due to an increase of approximately $13.3 million of new vehicle sales.

New Unit Sales.   Sales and rental of new vehicles were $111.6 million in the three months ended December 31, 2004 compared to $98.3 million for the comparable period in 2003.  New vehicle unit sales increased from 817 for the fourth quarter of 2003 to 1,088 in 2004. A significant increase in towable product sales represented 269 of the 271 unit increase. The towable product increase was primarily due to 245 unit sales to the Federal Emergency Management Administration, or FEMA, in connection with temporary housing programs after the 2004 hurricane season.

Pre-Owned Unit Sales.   Sales of pre-owned vehicles for the fourth quarter of 2004 were $57.1 million compared to $60.5 million for the comparable period in 2003.  Used vehicle unit sales decreased from 861 for the fourth quarter of 2003 to 749 in 2004, due to slightly lower demand in the fourth quarter of 2004 versus 2003.

Finance and Insurance Related Revenues. Despite increases in overall unit sales, finance, insurance and extended warranty related revenues remained consistent at $5.1 million in the three months ended December 31, 2004 and 2003.  As a result of the relative increase in towable units as a proportion of new unit sales, we experienced a corresponding decrease in opportunities for earning financing revenues.  Towable product customers finance less frequently than motorized customers and average less revenue when they do finance. Additionally, the FEMA units sold were not eligible for financing.

Parts, Service and Other Revenues.  Parts, service and other revenues for the fourth quarter of 2004 were $9.5 million, $.6 million more than the fourth quarter of 2003.  The increase is attributable to overall increased maintenance and repair services, specifically warranty services, and higher labor rates charged to customers than in 2003.

Gross Profit.  Gross profit consists of gross revenues less our cost of sales and services. Gross profit in the three months ended December 31, 2004 was consistent with the three months ended December 31, 2003 at $25.2 million.  However, gross profit margin decreased from 14.6% in the three months ended December 31, 2003 to 13.8% in the comparable period in 2004.  This decrease was primarily the result of a $1.0 million increase in our LIFO inventory adjustment.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses, including depreciation and amortization, increased from $18.9 million, or 10.9% of revenues, in the three months ended December 31, 2003  to $22.1 million, or 12.1% of revenues, in the comparable period in 2004. This increase was primarily due to increases in amortization and depreciation related to the acquisition. Historically, salary, commissions and benefits have comprised the majority of our total selling, general and administrative expenses and exceeded 50% of selling, general and administrative expenses in the three months ended December 31, 2004.

Operating Profit.  Operating profit represents our gross profit, less selling, general and administrative expenses, including depreciation and amortization.  Operating profit decreased from $6.3 million in the three months ended December 31, 2003 to $3.1 million in the comparable period in 2004, or 50.9%. This decrease was due to increased selling, general and administrative expenses, particularly the acquisition related amortization and depreciation expenses.

Interest Expense—Floor Plan Credit Facility and Senior Notes.  Interest expense increased from $1.2 million in the three months ended December 31, 2003 to $5.3 million in the comparable period in 2004.  This was attributable to an increase in average outstanding borrowings under our floor plan credit facility and interest on our senior notes.

Income Tax Expense (Benefit).  Income tax expense decreased from $0.8 million in the three months ended December 31, 2003 to an income tax benefit of $1.6 million in the comparable period in 2004.  This decrease was primarily attributable to the pre-tax loss of $2.2 million we experienced during the three-month period ended December 31, 2004 compared to pre-tax income of $5.2 million during the fourth quarter of 2003.  Income tax benefit in 2004 was also favorably impacted by the reversal of a $1.0 million tax reserve during the fourth quarter of 2004.

Results for 2004 Compared to the Results for 2003

Revenues.  Revenues increased from $755.6 million in 2003 to $799.7 million in 2004.  This increase resulted primarily from increases in new unit sales, offset by a decline in pre-owned unit sales.

New Unit Sales.  Sales and rental of new vehicles for the year ended December 31, 2004 were $477.4 million compared to $416.2 million for the year ended December 31, 2003.  New vehicle unit sales, excluding wholesale, increased 694 units to 4,163 in 2004.  This increase in new unit sales primarily reflected an unprecendented increase in towable products (615 units), specifically travel trailers.  Of the 615 new towable products, 301 units were sold to FEMA for temporary housing for hurricane victims.  We believe the balance of the increase was largely attributable to new first time buyers at lower price points and purchases of units unrelated to the

FEMA programs in connection with customers who required temporary housing after the hurricanes.

Pre-Owned Unit Sales. Pre-owned unit sales in 2004 were $260.0 million compared to $278.6 million in 2003.  Pre-owned unit sales, excluding wholesale, decreased to 3,745 in 2004 from 3,961 in 2003. Overall pre-owned unit sales, with the exception of travel trailers, experienced a decrease.  This decrease was largely attributable to newly introduced lower price points on new units which allowed consumers to purchase new units at comparable prices to pre-owned units in 2004.  Wholesale units also experienced a decrease from 1,374 units in 2003 to 1,189 units in 2004, or 13.5%.  This represents a return to more normal levels of wholesale activity after working down higher wholesale inventories in 2003.

Finance and Insurance Related Revenues.  Finance, insurance and extended warranty related revenues decreased approximately 1.0% ($0.2 million) from 2003 to $22.3 million in 2004. Overall, insurance product revenues and finance commissions remained relatively flat.   As a result of the relative increase in towable units as a proportion of new unit sales, we experienced a corresponding decrease in opportunities for earning financing revenues.  Towable product customers finance less frequently than motorized customers and average less revenue when they do finance. Additionally, the FEMA units sold were not eligible for financing.

Parts, Service and Other Revenues.  Parts and service revenues were $39.9 million, an increase of $1.6 million from 2003.  This represents an increase in retail and warranty sales and sales related to the increased unit sales experienced in 2004 and reflects higher labor rates charged to service customers in 2004 as compared to 2003.

Gross Profit.  Gross profit consists of gross revenues less our cost of sales and services. Gross profit increased from $109.0 million in 2003 to $116.3 million in 2004, or 6.7%. This increase was largely attributable to increased new unit volumes and increased margins in parts and service. Gross profit margin increased from 14.4% in 2003 to 14.5% in 2004.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses, including depreciation and amortization, increased from $73.3 million, or 9.7% of revenues, in 2003 to $90.4 million, or 11.3% of revenues, in 2004.  This increase corresponded to increases in salary, commissions and benefits expenses, which increased primarily due to increased gross profit as well as acquisition related expenses of approximately $6.6 million and amortization of acquired intangible assets of $3.8 million.

Operating Profit.  Operating profit represents our gross profit, less selling, general and administrative expenses and depreciation and amortization. Operating profit decreased from $35.7 million in 2003 to $25.9 million in 2004.  This decrease was largely due to higher sales and gross profit offset by increased selling, general and administrative expenses as discussed above.

Interest Expense—Floor Plan Credit Facility and Senior Notes.  Interest expense increased $9.0 million to $14.7 million in 2004.  This increase was attributable to issuance of our 11 3/4% senior notes.

Income Tax Expense.  Income tax expense decreased from $4.5 million in 2003 to $3.4 million in 2004.  This decrease was primarily attributable to pre-tax income of $11.2 million in 2004 compared to pre-tax income of $29.9 million in 2003 along with the reversal of a deferred tax valuation allowance of $7.2 million in 2003.  Income tax expense in 2004 was also favorably impacted by the  reversal of a $1.0 million tax reserve

Results for 2003 Compared to the Results for 2002

Revenues.  Revenues increased from $681.1 million in 2002 to $755.6 million in 2003, or approximately 10.9%. This increase resulted from increased market share penetration, more favorable macroeconomic conditions and an increase in the average selling price per pre-owned unit.

New Unit Sales.  Sales of new vehicles increased from $384.0 million in 2002 to $416.2 million in 2003, or 8.4%. Unit sales of new vehicles, excluding wholesale, increased from 3,201 in 2002 to 3,469 in 2003, or 8.4%. Although unit volumes increased, the average selling price for new units remained constant. This was primarily attributable to a change in sales mix. Although sales increased across most price points, our sales of lower priced RVs, such as towables, increased at a greater rate than sales of Class A and Class C motorhomes.

Pre-Owned Unit Sales.  Sales of pre-owned vehicles increased from $245.5 million in 2002 to $278.6 million in 2002, or 13.5%. The average selling price for pre-owned units, excluding wholesale units, increased from approximately $58,400 in 2002 to approximately $60,700 in 2003, or 3.9%. Unit sales of pre-owned vehicles, excluding wholesale units, increased from 3,799 in 2002 to 3,961 in 2003, or 4.3%. The increase in the average sales price per pre-owned vehicle was attributable to an increase in the value of our pre-owned vehicle inventory. We acquire most of our pre-owned vehicle inventory through trade-ins and, over time, these trade-ins increasingly include features and amenities introduced into the RV market over the past few years, such as “slide-outs,” which effectively increase the value of the vehicles.

Finance and Insurance Related Revenues.  Finance, insurance and extended warranty related revenues increased from $18.7 million in 2002 to $22.5 million in 2003, or 20.3%. The increase in finance, insurance and extended warranty related revenues was primarily attributable to increases in our unit sales volumes. Finance, insurance and extended warranty revenue per unit increased from $2,669 in 2002 to $3,030 in 2003, or 13.5%. This increase was attributable to an increase in the percentage of units for which we arranged financing.

Parts, Service and Other Revenues.  Parts and service revenues increased from $32.9 million in 2002 to $38.4 million in 2003, or 16.7%. This increase was attributable to increases in sales volume and the increased provision of “make-ready” services related to preparing new and pre-owned vehicles for delivery to our customers.

Gross Profit.  Gross profit consists of gross revenues less our cost of sales and services. Gross profit increased from $99.0 million in 2002 to $109.0 million in 2003, or 10.1%. This increase was largely attributable to increased unit volumes. Gross profit margin decreased from 14.5% in 2002 to 14.4% in 2003.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses, including depreciation and amortization, increased from $71.5 million, or 10.5% of revenues, in 2002 to $73.3 million, or 9.7% of revenues, in 2003. This increase corresponded to increases in salary, commissions and benefits expenses, which increased primarily due to increased unit volumes. Historically, salary, commissions and benefits have comprised the majority of our total selling, general and administrative expenses, and were equal to 60% of selling, general and administrative expenses in 2003, as compared to 58% in 2002.

Operating Profit.  Operating profit represents our gross profit, less selling, general and administrative expenses and depreciation and amortization. Operating profit increased from $27.4 million in 2002 to $35.7 million in 2003, or 30.3%. This increase was largely due to higher unit sales and selling prices partially offset by increased selling, general and administrative expenses.

Interest Expense—Floor Plan Credit Facility.  Interest expense on our existing floor plan credit facility decreased from $3.0 million in 2002 to $2.6 million in 2003, or 13.3%. This was attributable to a decrease in average outstanding borrowings under our existing floor plan credit facility.

Other Interest Expense.  Other interest expense was primarily related to interest payments under our existing senior credit facility. Other interest expense decreased from $16.3 million in 2002 to $3.2 million in 2003, or 80.4%. This decline was attributable to the restructuring of our indebtedness completed in 2002.

Income Tax Expense.  Income tax expense was constant at $4.5 million in 2002 and 2003. However, income tax expense in 2003 was favorably impacted by the reversal of a $7.2 million deferred income tax valuation allowance established in prior years.

Results for 2002 Compared to the Results for 2001

Revenues.  Revenues increased from $562.0 million in 2001 to $681.1 million in 2002, or 21.2%. This increase resulted from increased market share penetration and overall growth in industry-wide demand in 2002.

New Unit Sales.  Sales of new vehicles increased from $307.9 million in 2001 to $384.0 million in 2002, or 24.7%. The average per unit retail selling price for new vehicles increased to $118,900 in 2002, an increase of 3.8% from 2001. Unit sales of new vehicles, excluding wholesale, increased from 2,678 in 2001 to 3,201 in 2002, or 19.5%. The increase in average selling price was due to a slight shift in sales mix. The increase in unit sales resulted from an increase in our delivery ratio. The delivery ratio is equal to the number of unit sales divided by the number of sales opportunities (or “ups”). An “up” is counted when we receive an indication of interest (defined under pre-determined criteria) from a customer through personal visit, phone, or other contacts with us (excluding email contacts) that a particular customer is interested in purchasing an RV.

Pre-Owned Unit Sales.  Sales of pre-owned vehicles increased from $207.9 million in 2001 to $245.5 million in 2002, or 18.1%. The average selling price, excluding wholesale units, for pre-owned units increased to approximately $58,400 in 2002, an increase of 6.6% from 2001. Unit sales of pre-owned vehicles, excluding wholesale units, increased from 3,442 in 2001 to 3,799 in 2002, or 10.4%. The increase in the average sales price per pre-owned vehicle was attributable to an increase in the average sales price of our pre-owned vehicle inventory.

Finance and Insurance Related Revenues.  Finance, insurance and extended warranty related revenues increased from $16.8 million in 2001 to $18.7 million in 2002, or 11.3%. This increase was attributable to an increase in sales and a corresponding increase in financing activities.

 Parts, Service and Other Revenues.  Parts, service and other revenues increased from $29.4 million in 2001 to $32.9 million in 2002, or 11.9%. This increase was attributable to an increase in provision of make-ready services for purchased vehicles.

Gross Profit.  Gross profit increased from $79.3 million in 2001 to $99.0 million in 2002, or 24.8%. This increase was largely attributable to increased unit volumes. The gross profit margin increased from 14.1% in 2001 to 14.5% in 2002.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses, including depreciation and amortization, increased from $54.1 million or 9.6% of revenues in 2001 to $71.5 million or 10.5% of revenues in 2002. This increase was attributable to the amendment and termination of our phantom stock plan and supplemental phantom stock plan, respectively, and the restructuring of our indebtedness in 2002. In connection with the restructuring, we incurred administrative fees of $1.8 million, restructuring fees of $4.3 million and $3.4 million of expenses related to the amendment and termination of our phantom stock plan and supplemental phantom stock plan, respectively. See “Certain Relationships and Related Party Transactions—The 2002 Restructuring.”

Operating Profit.  Operating profit increased from $25.2 million in 2001 to $27.4 million in 2002, or 8.7%. The increase was driven by higher unit sales and average selling prices. On a margin basis, costs remained essentially unchanged in 2002 versus 2001. This increase was driven by higher unit sales and increased selling price margins on unit sales, partially offset by higher selling, general and administrative expenses.

Interest Expense—Floor Plan Credit Facility.  Interest expense on our existing floor plan credit facility decreased from $3.6 million in 2001 to $3.0 million in 2002, or 16.7%. This was attributable to a decrease in average borrowings outstanding under the existing floor plan credit facility.

Other Interest Expense.  Other interest expense was primarily related to interest payments under our existing senior credit facility. Other interest expense decreased from $24.1 million in 2001 to $16.3 million in 2002, or 32.4%. This decrease was attributable to the restructuring of our indebtedness in 2002.

Income Tax Expense.  Income tax expense increased from $2.4 million in 2001 to $4.5 million in 2002. This increase was primarily attributable to an increase in our profits and a $1.9 million provision for possible tax assessments relating to certain prior years.

Liquidity and Capital Resources

 Liquidity.  Historically, we have satisfied our liquidity needs through cash from operations and various borrowing arrangements.  Principal liquidity needs have included the acquisition of inventory, salary and sales commissions, debt service requirements and other capital expenditures necessary to maintain our facility. Our cash requirements consist principally of scheduled payments of principal and interest on outstanding indebtedness (including indebtedness under our amended floor plan credit facility), capital expenditures, salary and sales commissions and lease expenses. Based upon our current level of operations, we believe that our cash flow from operations, available cash and available borrowings under our senior secured revolving credit facility will be adequate to meet our future liquidity needs for the next several years.

 Operating Activities.  Net cash provided by operating activities for 2004 was equal to $2.8 million, compared with net cash provided by operating activities of $26.6 million in 2003.  This reduction in net cash provided by operating activities for 2004 was primarily the result of a decrease in net income and increases in inventory levels.

Investing Activities.  Net cash used in investing activities for 2004 was $107.7 million, compared with net cash used in investing activities of $2.3 million in 2003.  The increase in net cash used in investing activities during 2004 versus 2003 was primarily the result of the Transactions.

Financing Activities.  Net cash generated from financing activities during 2004  was $101.4 million, compared to net cash used of $20.3 million during 2003.  The increase primarily resulted from the issuance of our 11 ¾% senior notes, net of repayment of our then existing long-term debt.

Working Capital.  Working capital, including cash and cash equivalents, totaled approximately $24.1 million at December 31, 2004. We maintain sizable inventory in order to meet the expectations of our customers, and believe that we will continue to require working capital consistent with past experience. Historically, we have funded our operations with internally generated cash flow and borrowings. Changes in our working capital are driven primarily by our profit levels. Borrowings under our amended floor plan credit facility to finance our new vehicle inventory may not exceed (i) 100% of the factory invoices for the related vehicles, (ii) 85% of the wholesale value of all pre-owned inventory (as determined in accordance with National Automobile Dealers Association RV Industry Appraisal Guide, or appraised NADA value) for vehicles in the current through 7th prior model years and (iii) 65% of the appraised NADA value with respect to pre-owned vehicles in the 8th, 9th and 10th prior model years. At times, we have made repayments on our existing floor plan credit facility using excess cash flow from operations.

Based on current facts and circumstances, we believe we have adequate cash flow coupled with borrowing capacity under our senior secured revolving credit facility and amended floor plan credit facility to fund our current operations and capital expenditures budgeted for 2005.

Capital Expenditures.  Our capital expenditures include expenditures to extend the useful life of our current facilities and expand operations. Historically, our annual maintenance capital expenditures have been lower than our annual depreciation charge. In 2004, we invested approximately $3.5 million in capital expenditures primarily to improve our facility.

Debt Service.  As of December 31, 2004 , we had (i) $12.5  million of availability after giving effect to a $2.5 million letter of credit outstanding under a letter of credit subfacility under our $15.0 million senior secured revolving credit facility and (ii) $69.6 million of borrowings outstanding under our $85.0 million amended floor plan credit facility, subject to customary conditions.

Borrowings under our senior secured revolving credit facility will generally bear interest based on a margin over, at our option, the base rate or the reserve-adjusted LIBOR. Our senior secured revolving credit facility is secured by first priority interests in, and mortgages on, substantially all of our tangible and intangible assets and first priority pledges of all the equity interests owned by us in any future domestic subsidiaries, other than a second priority lien on those assets which are pledged under our amended floor plan credit facility. The notes will mature in 2012. Interest on the notes is payable semi-annually in cash.

 Capital Expenditures.  We anticipate that we will spend approximately $4.7 million on capital expenditures in 2005, of which approximately $3.2 million will be used to upgrade our existing software applications and approximately $1.5 million will be used to maintain our facilities, and we expect to spend similar amounts on maintenance expenditures in subsequent periods. Our senior secured revolving credit facility and amended floor plan credit facility limit our ability to make capital expenditures in excess of $5.0 million per annum. Based on current estimates, management believes that the amount of capital expenditures permitted to be made under our senior secured revolving credit facility and amended floor plan credit facility will be adequate to grow our business according to our business strategy and to maintain the properties and business of our continuing operations.

 Working Capital.  Our principal sources of funds are cash flows from operating activities and available borrowings under our senior secured revolving credit facility and amended floor plan credit facility. We believe that these funds will provide us with sufficient liquidity and capital resources for us to meet our current and future financial obligations, including our scheduled principal and interest payments, as well as to provide funds for working capital, capital expenditures and other needs for at least the next twelve months. No assurance can be given, however, that this will be the case.

Off-Balance Sheet Arrangements

The Company purchases and sells new vehicles under various consignment arrangements, including one with a related party.  Under the related party arrangement, the consigned inventory, if not previously purchased, is either purchased by the Company after 180 days or returned to the related party.  During the term of this agreement, which commenced on December 29, 2001, the Company has purchased virtually all inventory that has been held under consignment.  The total consigned inventory, which is not included in the Company’s balance sheets, approximated $19.9 million and $14.3 million at December 31, 2004 and 2003, respectively.  Total inventory purchased by the Company under this consignment arrangement totaled approximately $141 million and $111 million for the years ended December 31, 2004 and 2003, respectively.

Except as set forth above, at December 31, 2004, we had no off-balance sheet arrangements that have or are likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual and Commercial Commitments Summary

The following table sets forth our contractual and commercial commitments as of December 31, 2004:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Revolving line of credit	$—	$—	$—	$—	$—
Notes (1)	152,000,000	—	—	—	152,000,000
Operating lease obligations	87,606,565	5,284,161	15,197,284	9,598,560	57,526,560
Floor plan notes payable	69,576,130	69,576,130	—	—	—
Total contractual cash obligations	$309,182,695	$74,860,291	$15,197,284	$9,598,560	$209,526,560

(1)                                  Does not reflect any potential redemptions by noteholders associated with any free cash flow offer made by the Company as described in Note 10 to the financial statements.

Critical Accounting Policies

 General.  This discussion and analysis of our financial condition and results of operations is based upon our financial statements included in this offering memorandum, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements. A critical accounting policy is one which is both important to the portrayal of the company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

LIFO Inventory Accounting.  Vehicle and parts inventories are recorded at the lower of cost or market, with cost determined by the last-in, first-out (“LIFO”) method. If the first-in, first-out (“FIFO”) method of inventory costing had been used, net income would have increased by approximately $1,351,000, $1,456,000 and $660,000 for the years ended December 31, 2004 , 2003 and 2002, respectively.

Purchase Accounting Effects.  The acquisition of Holdings by RV Acquisition was accounted for using the purchase method of accounting. As a result, the Acquisition will prospectively affect our results of operations in certain significant respects. The aggregate stock purchase consideration, less the assumption of liabilities plus estimated transaction expenses of approximately $12.3 million, was allocated to the tangible and intangible assets acquired and liabilities assumed by us based upon their respective fair values as of the date of acquisition. The allocation of the purchase price of the assets acquired in the Acquisition will result in an increase in our annual depreciation and amortization expense.

Revenue Recognition.  Revenue from the sale of vehicles is recognized on delivery, transfer of title and completion of financing arrangements. Revenue from parts, sales and service is recognized on delivery of service or product. We receive a commission from the sale of insurance and vehicle service contracts to customers. In addition, we arrange financing for customers through various financial institutions and receive commissions. We may be charged back (“chargebacks”) a portion of the financing fees or vehicle service contract fees in the event of early termination of the contracts by customers. The revenues from financing fees and vehicle service contract fees are recorded at the time of the sale of the vehicles, net of a reserve for estimated future chargebacks based on historical operating results and the termination provisions of the applicable contracts.

Major Supplier and Dealer Agreements.  We purchase substantially all of our new recreational vehicles and replacement parts from various manufacturers at the prevailing prices charged to all authorized dealers. We are subject to dealer agreements with each manufacturer.  The manufacturer is entitled to terminate the dealer agreement if we are in material breach of their agreement terms.

Recent Accounting Pronouncements

 New Accounting Pronouncements. In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that certain financial instruments be classified as liabilities that were previously considered equity. SFAS No. 150 became effective for Lazydays in the first quarter of 2004. The adoption of this statement had no effect on our financial statements.

In July 2003, the Emerging Issues Task Force of the FASB reached a consensus on Issue 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.” Issue 03-10 requires certain consideration offered directly from manufacturers to consumers to be recorded as a reduction of cost of sales. Issue 03-10 became effective for Lazydays in the first quarter of 2004. The provisions of Issue 03-10 has had no impact on our results of operations, financial position and cash flows.

 In 2004, the Company adopted FASB Interpretation (“FIN”) No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” which addresses the consolidation and related disclosures of these entities by business enterprises.  These are entities in which either the equity investment at risk is not sufficient to absorb the probable losses without additional subordinated financial support from other parties, or the investors with equity at risk lack certain essential characteristics of a controlling interest.  Under the interpretation, the Company must consolidate any variable interest entities (“VIEs”) in which the Company holds variable interests and the Company is deemed the primary beneficiary.  The adoption of this standard did not have any impact on the Company’s financial position, results of operations or cash flows.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.”  This standard eliminated the alternative of accounting for share-based compensation using APB Opinion No. 25.  The revised standard generally requires the recognition of the cost of employee services based on the grant date fair value of equity or liability instruments issued.  The effective date for the Company is the beginning of the first quarter of 2006.  The adoption of this standard is not expected to have any significant impact on the Company’s financial position, results of operations or cash flows.

Inflation

Although we cannot accurately anticipate the effect of inflation on our operations, we believe that inflation has not had, and is not likely in the foreseeable future to have, a material impact on our results of operations.

Cyclicality

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

Seasonality and Effects of Weather

Our operations generally experience higher volumes of vehicle sales in the first and fourth quarters of each year due in part to consumer buying trends and our hospitable warm climate during the winter months. The service and parts business experiences relatively modest seasonal fluctuations.

We have a single location near Tampa, Florida, which is in close proximity to the Gulf of Mexico. As a single-site operator, a severe weather event such as a hurricane could cause severe damage to our property and inventory.  In addition, such weather events can cause extended disruptions of our operations.  In 2004, the coastal areas of Florida were evacuated on at least four occasions due to hurricanes and our operations and customer traffic suffered disruptions for a period of several days.  While this did not materially impact our business or results of operations, we can provide no assurance that a future hurricane or other local disaster could not do so in the future.  Although we believe we have adequate insurance coverage (including business interruption coverage), if we were to experience a catastrophic loss, we may exceed our policy limits and /or we may have difficulty obtaining similar insurance coverage in the future.

ITEM 7A.                  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rates.  We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding indebtedness. Outstanding balances under our senior secured revolving credit facility bear interest at a variable rate based on prime or LIBOR as adjusted each interest period. There were no borrowings outstanding at December 31, 2004.  Amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on prime or LIBOR as adjusted each interest period. As of December 31, 2004 , based on the aggregate amount of $69.6 million outstanding under our amended floor plan financing facility as of such date, a 100 basis point change in interest rates would have changed our annual floor plan interest expense by approximately $0.7 million.

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

ITEM 8.                           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Report of Independent Registered Public Accounting Firm

Financial Statements:

Balance sheets as of December 31, 2004 and 2003

Statements of income for the years ended December 31, 2004, 2003 and 2002

Statements of changes in stockholder’s equity (deficiency) for the years ended December 31, 2004, 2003 and 2002

Statements of cash flows for the years ended December 31, 2004, 2003 and 2002

Notes to Financial Statements

Financial Statement Schedule:

Schedule II: Valuation and Qualifying Accounts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Lazy Days’ R.V. Center, Inc.

Seffner, Florida

We have audited the accompanying balance sheets of Lazy Days’ R.V. Center, Inc., a wholly owned subsidiary of LD Holdings, Inc., as of December 31, 2004 and 2003, and the related statements of income, changes in stockholder’s equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2004.  Our audits also included the financial statement schedule listed in Item 15 (a)(2).  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lazy Days’ R.V. Center, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Crowe Chizek and Company LLC

Ft. Lauderdale, Florida
January 28, 2005

LAZY DAYS’ R.V. CENTER, INC., a wholly owned

subsidiary of LD Holdings, Inc.

BALANCE SHEETS

December 31, 2004 and 2003

	2004	2003

ASSETS
Current assets
Cash	$5,103,556	$8,575,911
Receivables, net of allowance for doubtful accounts of $437,846 in 2004 and $321,834 in 2003	14,195,639	13,710,658
Refundable income taxes	7,503,869	1,368,945
Inventories	85,960,847	69,872,724
Prepaid expenses and other	1,820,220	1,771,222
Deferred income taxes	1,105,220	2,351,747

Total current assets	115,689,351	97,651,207

Property and equipment, net	35,420,953	23,938,987
Loan and other costs, net	6,658,442	3,121,872
Goodwill	106,357,614	—
Intangible assets, net	81,507,812	—
Deferred income taxes	605,093	5,985,928
Restricted cash	—	624,349
Deposits and other non-current assets	244,312	189,754

Total assets	$346,483,577	$131,512,097

See accompanying notes to financial statements.

LAZY DAYS’ R.V. CENTER, INC., a wholly owned

subsidiary of LD Holdings, Inc.

BALANCE SHEETS (Continued)

December 31, 2004 and 2003

	2004	2003

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities
Floor plan notes payable	$69,576,130	$52,045,981
Current maturities of long-term debt	—	18,018,916
Current maturities of ESOP distribution notes	—	342,066
Accounts payable and accrued expenses	17,398,775	14,286,719
Accrued interest	2,596,272	518,785
Reserve for chargebacks	1,125,000	993,000
Customer deposits	932,988	801,954
Income taxes payable	—	1,632,557

Total current liabilities	91,629,165	88,639,978

Long-term debt, less current maturities	150,227,419	39,796,635
ESOP distribution notes, less current maturities	—	888,702
Reserve for chargebacks	909,000	776,000
Deferred rent	1,884,390	1,699,850
Deferred income taxes	34,373,793	—
Deferred compensation	—	3,622,929
Other	25,029	33,644

Total liabilities	279,048,796	135,457,738

Commitments and contingencies (Notes 8 and 13)

ESOP guarantee purchase obligation of parent	—	18,606,448

Redeemable preferred stock of parent-Class A, $.01 par value, redemption value $1 per share: 155,000,000 shares authorized; 81,013,368 shares issued and outstanding	—	81,013,368

Stockholder’s equity (deficiency)
Common stock, $.01 par value: 100 shares issued and outstanding	1	1
Unearned ESOP shares of parent	—	(114,129,813)
Paid-in capital	67,000,000	(16,823,287)
Retained earnings	434,780	27,387,642

Total stockholder’s equity (deficiency)	67,434,781	(103,565,457)

Total liabilities and stockholder’s equity	$346,483,577	$131,512,097

See accompanying notes to financial statements.

LAZY DAYS’ R.V. CENTER, INC., a wholly owned

subsidiary of LD Holdings, Inc.

STATEMENTS OF INCOME

Years ended December 31, 2004,  2003 and 2002

	2004	2003	2002

Revenues
New vehicle	$477,441,989	$416,164,861	$384,041,313
Pre-owned vehicle	260,018,300	278,592,113	245,485,495
Parts, service and other	39,926,626	38,371,515	32,916,776
Finance and insurance	22,322,793	22,510,708	18,683,571

Total revenues	799,709,708	755,639,197	681,127,155

Cost of revenues
New vehicle	435,993,484	377,695,470	349,094,829
Pre-owned vehicle	232,076,567	253,147,071	220,181,815
Parts, service and other	15,344,873	15,842,339	12,882,554

Total cost of revenues	683,414,924	646,684,880	582,159,198

Gross profit	116,294,784	108,954,317	98,967,957

Selling, general and administrative expenses	90,380,339	73,265,114	71,532,833

Interest expense	14,731,302	5,777,119	19,237,357

Income before income taxes	11,183,143	29,912,084	8,197,767

Income tax expense	3,354,432	4,542,111	4,492,655

Net income	$7,828,711	$25,369,973	$3,705,112

Earnings per common share:
Basic	$42.76	$60.75	$9.60
Diluted	10.93	13.62	1.77

Weighted-average number of shares used in cumputation of earnings per common share
Basic	183,094	417,620	340,326
Diluted	716,283	1,863,156	2,093,947

See accompanying notes to financial statements.

LAZY DAYS’ R.V. CENTER, INC., a wholly owned

subsidiary of LD Holdings, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIENCY)

Years ended December 31, 2004,  2003 and 2002

						Total Stockholder’s Equity (Deficiency)
	Common Stock		Paid-in Capital	Unearned ESOP Shares	Retained Earnings
	Shares	Amount

Balances, January 1, 2002	100	$1	$(10,566,956)	$(127,982,300)	$851,387	$(137,697,868)

Net income	—	—	—	—	3,705,112	3,705,112
Release of ESOP shares	—	—	(7,047,225)	7,762,933	—	715,708
Increase in ESOP guarantee purchase obligation of parent	—	—	—	(3,000,104)	—	(3,000,104)
Tax benefit of ESOP	—	—	2,651,871	—	—	2,651,871
Corporate restructuring (Note 3)	—	—	15,096,365	—	(2,100,964)	12,995,401
Accumulated dividends on preferred stock	—	—	(3,332,135)	—	(437,866)	(3,770,001)

Balances, December 31, 2002	100	1	(3,198,080)	(123,219,471)	2,017,669	(124,399,881)

Net income	—	—	—	—	25,369,973	25,369,973
Release of ESOP shares	—	—	(7,318,644)	8,240,161	—	921,517
Reduction in ESOP guarantee purchase obligation of parent	—	—	—	849,497	—	849,497
Tax benefit of ESOP	—	—	2,823,167	—	—	2,823,167
Acquisition of 10,197 shares of parent treasury stock	—	—	(95,689)	—	—	(95,689)
Accumulated dividends on preferred stock	—	—	(9,034,041)	—	—	(9,034,041)

Balances, December 31, 2003	100	1	(16,823,287)	(114,129,813)	27,387,642	(103,565,457)

Net income	—	—	—	—	7,828,711	7,828,711
Release of ESOP shares	—	—	(4,241,000)	4,775,000	—	534,000
Tax benefit of ESOP	—	—	1,696,400	—	—	1,696,400
Sale of LD Holdings’ stock (Note 2)	—	—	19,367,887	109,354,813	(34,781,573)	93,941,127
Capital contributions of parent	—	—	67,000,000	—	—	67,000,000

Balances, December 31, 2004	100	$1	$67,000,000	$—	$434,780	$67,434,781

See accompanying notes to financial statements.

LAZY DAYS’ R.V. CENTER, INC., a wholly owned

subsidiary of LD Holdings, Inc.

STATEMENTS OF CASH FLOWS

Years ended December 31, 2004,  2003 and 2002

	2004	2003	2002
Cash flows from operating activities
Net income	$7,828,711	$25,369,973	$3,705,112
Adjustments to reconcile net income to net cash from operating activities
Depreciation of property and equipment	2,398,890	2,171,254	2,293,734
Depreciation of rental vehicle inventory	2,158,294	—	—
Amortization of intangible assets	3,792,188	—	—
Amortization and write-off of loan and other costs	3,646,801	1,067,076	1,648,103
Amortization of discount on long-term debt	150,219	—	1,045,392
(Gain) loss on sale of property and equipment	79,950	(7,285)	—
Interest capitalized on senior subordinated debt	—	—	9,494,996
Provision (credit) for doubtful accounts	205,865	118,439	(32,474)
Reserve for chargebacks	265,000	201,000	298,000
ESOP compensation expense	534,000	921,517	715,708
Tax benefit of ESOP	1,696,400	2,823,167	2,651,871
Deferred income taxes	(705,204)	(8,337,675)	—
Change in assets and liabilities
Receivables	(690,846)	964,617	746,588
Inventories	(13,178,729)	4,213,883	(9,832,234)
Prepaid expenses and other	(48,998)	(64,841)	(460,139)
Refundable income taxes	(6,134,924)	(1,368,945)	137,737
Deposits and other non-current assets	(54,558)	(35,156)	(29,591)
Restricted cash	624,349	(500,146)	(124,203)
Accounts payable, accrued interest, other accrued expenses and customer deposits	5,311,962	(228,174)	418,585
Income taxes payable	(1,632,557)	(667,443)	1,900,000
Deferred rent	184,540	380,600	380,600
Deferred compensation	(3,622,929)	(467,299)	3,117,778

Net cash from operating activities	2,808,424	26,554,562	18,075,563

Cash flows from investing activities
Proceeds from sale of property and equipment	4,696	14,097	59,515
Purchases of property and equipment	(3,515,503)	(2,265,484)	(1,610,242)
Net advance to parent	(104,147,631)	—	—
Payment to affiliate	—	—	(125,726)

Net cash used in investing activities	(107,658,438)	(2,251,387)	(1,676,453)

See accompanying notes to financial statements.

LAZY DAYS’ R.V. CENTER, INC., a wholly owned

subsidiary of LD Holdings, Inc.

STATEMENTS OF CASH FLOWS (Continued)

Years ended December 31, 2004,  2003 and 2002

	2004	2003	2002
Cash flows from financing activities
Net borrowings (payments) under floor plan	$17,530,149	$(4,138,764)	$2,198,456
Issuance of long-term debt	150,077,200	—	—
Repayments of long-term debt	(57,815,551)	(16,795,036)	(19,656,736)
Issuance of ESOP distribution notes	—	1,022,849	687,481
Repayments of ESOP distribution notes	(1,230,768)	(342,066)	(137,496)
Loan and other costs	(7,183,371)	—	(1,540,722)
Purchase of treasury stock of parent	—	(95,689)	17,780

Net cash from (used in) financing activities	101,377,659	(20,348,706)	(18,431,237)

Net change in cash	(3,472,355)	3,954,469	(2,032,127)

Cash at beginning of year	8,575,911	4,621,442	6,653,569

Cash at end of year	$5,103,556	$8,575,911	$4,621,442

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$12,653,815	$5,872,727	$30,325,906
Cash paid during the year for income taxes	10,130,717	10,361,570	130,000
Supplemental disclosure of non-cash investing and financing activities
Shares issued for accumulated dividends on preferred stock of parent	—	9,034,041	3,332,135
Shares issued for accumulated dividends on preferred stock, Series A	—	—	437,866
In 2002, the Company exchanged $48,009,464 of its senior subordinated debt and $20,637,728 of deferred payments, interest, and fees for $68,647,192 of preferred Class A shares of its parent (Note 3).

In 2002, the Company exchanged $7,500,000 of its preferred stock, Series A, and $2,054,430 of related accumulated preferred dividends payable for $9,554,430 of preferred Class B shares of its parent (Note 3).

In connection with the acquisition of business
Fair value of assets acquired	325,115,634	—	—
Liabilities assumed	108,038,434	—	—

See accompanying notes to financial statements.

LAZY DAYS’ R.V. CENTER, INC., a wholly owned

subsidiary of LD Holdings, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

NOTE 1 – NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:  The financial statements include the accounts of Lazy Days’ R.V. Center, Inc. (“Lazy Days” or the “Company”), a wholly owned subsidiary of LD Holdings, Inc. (“LD Holdings”), a non-operating holding company.  LD Holdings was acquired on May 14, 2004 by R.V. Acquisition, Inc. (“RV Acquisition”), a newly formed holding company owned by an affiliate of Bruckman, Rosser, Sherrill & Co., Inc. (“BRS”) and certain original shareholders of LD Holdings (See Note 2).  Also, Lazy Days completed a financial restructuring effective August 6, 2002 whereby its common equity was converted via merger into common equity of LD Holdings, representing the balance of the common equity of the Company (See Note 3).  These financial statements include the accounts of Lazy Days and any obligations of LD Holdings that are pushed down to the subsidiary level.  These obligations include the ESOP distribution notes, ESOP guarantee purchase obligation, unearned ESOP shares and the redeemable preferred stock - Class A (See Note 15).

Business Operations:  The Company sells and services new and pre-owned recreational vehicles and related parts and accessories.  It also offers to its customers such ancillary services as extended service contracts and overnight campground facilities.  The Company also arranges financing for vehicle sales through third-party financing sources.  The majority of the vehicle receivables are due from financial institutions.

Major Suppliers and Dealer Agreements:  The Company purchases substantially all of its new recreational vehicles and replacement parts from various manufacturers.  The Company purchases new vehicles from four major suppliers which, including new vehicles purchased under consignment arrangements (See Note 13), represented approximately 86%, 92% and 94% of the total cost of new vehicle revenues for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company is subject to dealer agreements with each manufacturer.  The manufacturer is entitled to terminate the dealer agreement if the Company is in material breach of their agreement terms.

Cash:  Cash consists of a normal business checking account with its bank, the first $100,000 of which is insured by an agency of the federal government.

Restricted Cash:  Restricted cash consisted of a money market account with its bank which was restricted for the payment of benefits under the Company’s Supplemental Phantom Stock Plan (See Note 14).  The Company’s Supplemental Phantom Stock Plan was terminated May 14, 2004 due to the acquisition of the Company (See Note 2).

Revenue Recognition: Revenue from the sale of vehicles is recognized on delivery, transfer of title and completion of financing arrangements.  Revenue from parts sales and service is recognized on delivery of service or product.  Rental revenue is recorded as unearned revenue at lease inception and recognized ratably over the term of the lease.

The Company receives commissions from the sale of insurance and vehicle service contracts to customers.  In addition, the Company arranges financing for customers through various financial institutions and receives commissions.

The Company may be charged back (“chargebacks”) for financing fees, insurance or vehicle service contract commissions in the event of early termination of the contracts by the customers.  The revenues from financing fees and commissions are recorded at the time of the sale of the vehicles and a reserve for future chargebacks is established based on historical operating results and the termination provisions of the applicable contracts.

Receivables:  The Company sells to customers and arranges third-party financing as is customary in its industry.  Interest is not normally charged on receivables.  Management establishes an allowance for losses on its accounts based on historic loss experience and current economic conditions.  Losses are charged to the allowance when management deems further collection efforts will not produce additional recoveries.

Inventories:  Vehicle and parts inventories are recorded at the lower of cost or market, with cost determined by the last-in, first-out (“LIFO”) method.  If the first-in, first-out (“FIFO”) method of inventory costing had been used, net income would have increased by approximately $1,351,000, $1,456,000 and $660,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Property and Equipment:  Property and equipment are stated at cost less accumulated depreciation.  Expenditures for maintenance and repairs are charged to expense in the period incurred.  Betterments and additions are capitalized.  Depreciation is provided under accelerated and straight-line methods over estimated useful lives for both financial reporting and income tax purposes.  Useful lives range from 15 to 25 years for buildings and improvements and from 3 to 7 years for vehicles and equipment.  Upon sale or retirement of items of property and equipment, the cost and related accumulated depreciation are eliminated from the accounts and the resulting gain or loss, if any, is reflected in earnings of the period of disposition.

Evaluation of Impairment of Long-Lived Assets:  In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, “Impairment or Disposal of Long-Lived Assets”, the Company evaluates the carrying value of long-lived assets whenever significant events or changes in circumstances indicate the carrying value of these assets may be impaired.  The Company evaluates potential impairment of long-lived assets by comparing the carrying value of the assets to the expected net future cash flows resulting from the use of the assets.  Management believes no material impairment of long-lived assets exists at December 31, 2004 and 2003.

Loan and Other Costs:  Loan and other costs are amortized on a straight-line basis over the life of the related loans ranging from 2 ½ to 8 years.  With the Company’s restructuring on August 6, 2002 (See Note 3), unamortized loan costs totaling $2,933,873 were carried forward, in accordance with EITF 98-14, and $1,540,722 of additional loan costs were capitalized to amortize over the terms of the restated debt agreements.  Unamortized loan costs of $2,645,685 were written off in connection with the refinancing of the Company’s long-term debt on May 14, 2004 and new loan costs of $7,183,371 were capitalized.  Loan costs are presented net of accumulated amortization of approximately $525,000 and $1,353,000 at December 31, 2004 and 2003, respectively.

Fair Value of Financial Instruments:  The Company’s financial instruments consist of cash, receivables and debt.  Fair values of cash and receivables approximate carrying values for these financial instruments since they are relatively short-term in nature.  The carrying amount of debt, except for the Company’s Senior Notes (See Note 10), approximates fair value due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.

Advertising Costs:  Advertising and promotion costs are generally charged to operations in the year incurred and totaled approximately $4,820,000, $4,373,000 and $4,179,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Earnings Per Share:  Earnings per share for the years ended December 31, 2004, 2003 and 2002 are computed as follows:

	2004	2003	2002
Numerator:

Net income	$7,828,711	$25,369,973	$3,705,112

Deduct: Preferred stock dividends	—	—	437,866

Net income available to common stockholders, for basic earnings per share	7,828,711	25,369,973	3,267,246

Effect of dilutive securities:

Add: Preferred stock dividends	—	—	437,866

Net income available to common stockholders after assumed dilution, for diluted earnings per share	$7,828,711	$25,369,973	$3,705,112

	2004	2003	2002
Denominator:

Weighted-average shares outstanding, for basic earnings per share	183,094	417,620	340,326

Effect of dilutive securities:

Common stock put options of parent	533,189	1,445,536	1,700,153
Convertible preferred securities	—	—	53,468

Weighted-average shares, for diluted earnings per share	716,283	1,863,156	2,093,947

Earnings per share – basic	$42.76	$60.75	$9.60

Earnings per share – diluted	10.93	13.62	1.77

Segment Information:  The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”.  Based upon definitions contained in SFAS No. 131, the Company has determined that it operates in one segment and has no international operations.  The Company’s operating business delivers the same products and services to a common group.  The Company’s customers are generally individuals.  The Company’s business generally follows the same management and marketing strategies, and operates in a similar regulatory environment.

Income Taxes:  Deferred income taxes are determined using the liability method.  A valuation allowance, if necessary, is established to reduce net deferred tax assets to an amount that is more likely than not to be realized.

Use of Estimates in the Preparation of Financial Statements:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates include the deferred tax valuation allowance, reserve for chargebacks and the allowance for doubtful accounts.

New Accounting Standards to be Adopted:  On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment.”  This standard eliminated the alternative of accounting for share-based compensation using APB Opinion No. 25.  The revised standard generally requires the recognition of the cost of employee services based on the grant date fair value of equity or liability instruments issued.  The effective date for the Company is the beginning of the first quarter of 2006.  The adoption of this standard is not expected to have any significant impact on the Company’s financial position, results of operations or cash flows.

New Accounting Standards Adopted:  In 2004, the Company adopted FASB Interpretation (“FIN”) No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” which addresses the consolidation and related disclosures of these entities by business enterprises.  These are entities in which either the equity investment at risk is not sufficient to absorb the probable losses without additional subordinated financial support from other parties, or the investors with equity at risk lack certain essential characteristics of a controlling interest.  Under the interpretation, the Company must consolidate any variable interest entities (“VIEs”) in which the Company holds variable interests and the Company is deemed the primary beneficiary.  The adoption of this standard did not have any impact on the Company’s financial position, results of operations or cash flows.

Reclassifications:  Certain amounts in the prior years’ financial statements have been reclassified to conform with the 2004 presentation.  These reclassifications had no effect on total assets, stockholder’s equity (deficiency) or net income as previously reported.

NOTE 2 - ACQUISITION

On May 14, 2004, RV Acquisition purchased all of the issued and outstanding shares of capital stock of LD Holdings for a total purchase price of $217.1 million (the “Acquisition”).  The Acquisition has been accounted for as a purchase and, accordingly, the acquired assets and liabilities assumed have been recorded at their estimated fair values at the date of acquisition and approximate the following:

Cash	$6,438,002
Other current assets	85,649,891
Property, plant and equipment	33,547,745
Other assets	639,011
Loan and other costs	7,183,371
Intangible assets	85,300,000
Goodwill	106,357,614
Current liabilities	(66,688,430)
Other liabilities	(5,443,754)
Deferred income taxes	(35,906,250)

$217,077,200

In connection with the Acquisition, the Company entered into a management services agreement with BRS and a shareholder of LD Holdings, whereby the parties agreed to provide general management services to the Company, as defined.  In exchange for these services, the Company agreed to pay the parties an annual management fee equal to the greater of:  1.75% of the Company’s annual EBITDA, as defined, or $500,000.  Management fee expense for the year ended December 31, 2004 was $321,108.

NOTE 3 - RESTRUCTURING

Effective August 6, 2002, Lazy Days and its parent, LD Holdings, completed a restructuring of its principal debt obligations and equity interests.  The principal elements of the restructuring transactions were as follows:

•                  The common equity of Lazy Days was converted via merger into the Class A Common Stock and Class C Common Stock of LD Holdings, representing the balance of the common equity of LD Holdings.  The Class A and Class C Common Stock is held by the Lazy Days’ ESOP, an individual stockholder and Alliance Holdings.

•                  In connection with this merger, The Alliance Holdings, Inc. ESOP, which previously held common equity of Lazy Days along with investments in several other companies, was divided into two separate ESOPs, with 1,387,168 shares of LD Holdings Class A Common Stock and 47,036 shares of Class C Common Stock transferred to a newly formed ESOP for the employees of Lazy Days consisting solely of employees of Lazy Days.

•                  All of Lazy Days’ outstanding subordinated indebtedness, including accrued interest and related warrants, totaling $68.6 million was cancelled and exchanged for newly issued Class A Preferred Stock of LD Holdings.

•                  The Series A preferred stock of Lazy Days held by Alliance Holdings, Inc. was exchanged for Class B Preferred Stock of LD Holdings, having similar rights and preferences as the original preferred stock.

•                  Lazy Days entered into an Amended and Restated Senior Credit Agreement with its existing senior lenders, providing for a $78.4 million restated term credit facility and a $3.7 million restated revolving credit facility maturing January 15, 2007 (See Note 10).

•                  Lazy Days entered into an Amended and Restated Floor Plan Credit Agreement providing for up to $75 million in floor plan financing, maturing January 15, 2005, which restated and superseded its then existing floor plan facility (See Note 9).

•                  LD Holdings issued three series of warrants for the benefit of an individual stockholder and Alliance Holdings.  Each series of warrants enables the holder to receive 10% of the common stock of LD Holdings.  Each series of warrants is exercisable only upon the consummation of certain events or upon the common equity value of LD Holdings achieving specified values.  The warrants had no value on the date of issuance and thus had no impact on the recording of the debt restructuring.

•                  The Lazy Days’ Phantom Stock Plan and Supplemental Phantom Stock Plan were terminated, with accrued benefits thereunder to be paid to participants over a specified time period and subject to certain conditions.

•                  LD Holdings, an individual stockholder and Alliance Holdings, Inc. have pledged all of their capital stock and warrants in the Company as collateral related to the borrowings under the Amended and Restated Senior Credit Agreement.

As a result of these transactions, Lazy Days became a wholly owned subsidiary of LD Holdings.  LD Holdings was in turn owned by the former holders of the Lazy Days’ subordinated debt and by the other former owners of the Lazy Days’ common equity—the Lazy Days’ ESOP, an individual stockholder and Alliance Holdings.  Furthermore, the Lazy Days’ ESOP, an individual stockholder and Alliance Holdings entered into an Escrow Agreement which stipulated future liquidation priorities among the parties, as defined.

The recorded effect of the restructuring was the allocation of $13,024,630 of Lazy Days’ paid-in capital deficit to LD Holdings’ retained earnings.  This was the result of the effective distribution of Lazy Days’ December 31, 2001 equity deficit, the 2002 Lazy Days preferred dividends prior to the restructuring, the value of the paid-in capital warrants net of related discounts related to the senior subordinated debt exchanged for Class A Preferred Stock, and a prior accrued bank fee all to LD Holdings upon consummation of the restructuring.  No gain or loss has been recognized upon this restructuring for financial reporting or income tax purposes.

NOTE 4 - RECEIVABLES

Receivables consist of the following:

	2004	2003

Contracts in transit and vehicle receivables	$8,716,717	$9,112,832
Manufacturer receivables	4,525,832	3,774,843
Finance and other receivables	1,390,936	1,144,817
	14,633,485	14,032,492
Less: Allowance for doubtful accounts	437,846	321,834

	$14,195,639	$13,710,658

Contracts in transit represent receivables from financial institutions for the portion of the vehicle sales price financed by the Company’s customers through financing sources arranged by the Company.

NOTE 5 - INVENTORIES

Inventories consist of the following:

	2004	2003

New recreational vehicles	$57,996,423	$52,968,630
Pre-owned recreational vehicles	20,041,678	20,820,388
Parts, accessories and other	1,322,872	1,060,188
	79,360,973	74,849,206
Less: LIFO reserve	1,252,533	4,976,482
	78,108,440	69,872,724

Rental recreational vehicles, less accumulated depreciation of $2,060,039	7,852,407	—

	$85,960,847	$69,872,724

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	2004	2003

Land	$—	$3,000
Buildings and improvements	41,775,208	29,219,554
Furniture and equipment	7,480,850	6,696,457
Company vehicles	358,015	322,849
Construction in progress	122,617	35,551
	49,736,690	36,277,411
Less: Accumulated depreciation and amortization	14,315,737	12,338,424

	$35,420,953	$23,938,987

Depreciation expense of property and equipment aggregated $2,398,890, $2,171,254 and $2,293,734 for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill, totaling $106,357,614 at December 31, 2004, represents the excess of costs over fair value of net assets of businesses acquired (See Note 2).  Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite life are not amortized, but instead tested for impairment at least annually.  SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

Intangible assets (all acquired in connection with the acquisition described in Note 2) and the related accumulated amortization as of December 31, 2004 are summarized as follows:

	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Manufacturer relationships	$26,700,000	$417,188
Non-compete agreement	9,000,000	1,125,000
Customer database	3,600,000	2,250,000
	39,300,000	3,792,188

Unamortizable intangible assets:
Trade names and trademarks	46,000,000	—
	$85,300,000	$3,792,188

Amortizable intangible assets are being amortized using the straight-line method over 40 years for manufacturer relationships, five years for the non- compete agreement and one year for the customer database.  The weighted-average amortization period for all amortizable intangible assets acquired during 2004 is 28.4 years.  Trade names and trademarks are considered to have indefinite useful lives and are not being amortized.

Amortization expense for the year ended December 31, 2004 was $3,792,188.  Estimated amortization expense for each of the subsequent five years ending December 31 is:  2005 - $3,817,500, 2006 - $2,467,500, 2007 - $2,467,500, 2008 - $2,467,500 and 2009 - $1,342,500.

NOTE 8 - LEASES

The Company leases the land for its facilities from a related company under an operating lease arrangement which expires in 2022.  The lease contains four five-year renewal options upon expiration of the original lease term and an option to purchase the land through May 14, 2011 for a purchase price of $42,000,000, adjusted for Consumer Price Index (“CPI”) increases.  The lease required minimum monthly rental payments of approximately $309,000 through June 30, 2004 and $399,490 thereafter (subject to adjustments in 2008, 2013 and 2018 for increases in the CPI) and provides that the lessee pays all property taxes and insurance.  Rent is recognized straight-line over the life of the lease resulting in deferred rent during the earlier years of the lease.  The Company is responsible for maintenance costs and betterments on the facilities.

The Company also leases various office and dealership equipment under operating leases.  These leases have terms ranging from 39 months to 66 months and expire through April 2008.

As of December 31, 2004, future minimum lease commitments are as follows:

	Related Party	Third Parties

2005	$4,793,880	$490,281
2006	4,793,880	421,559
2007	4,793,880	292,084
2008	4,793,880	102,001
2009	4,793,880	10,800
2010 and thereafter	62,320,440	—

	$86,289,840	$1,316,725

Rent expense was approximately $4,933,000, $4,552,000 and $4,480,000 for the years ended December 31, 2004, 2003 and 2002, respectively, including $4,500,208 of related party rental expense in 2004 and $4,348,370 in 2003 and 2002.

NOTE 9 – FLOOR PLAN NOTES PAYABLE

Effective with the Acquisition, the Company amended its existing floor plan financing agreement with two financial institutions, collateralized by new and pre-owned recreational vehicles aggregating up to $85,000,000.  The entire facility may be used to finance new vehicle inventory but only up to $26,000,000 may be used to finance pre-owned vehicle inventory.  On October 28, 2004, the agreement was amended further to permit the Company to use floor plan credit to finance new vehicle inventory to be leased by the Company (“rental vehicle inventory”).  Borrowings are not to exceed $5,000,000 in the aggregate for rental vehicle inventory or $35,000 per unit.  The financial institutions collateralize all vehicles purchased under these agreements and all receivables generated from the sale of these vehicles.  The interest rate charged (5.28% at December 31, 2004) is based on the prime rate or LIBOR.  Principal is due upon the sale of the respective vehicle.

The Company’s floor plan notes payable are subject to certain financial and restrictive covenants including debt service coverage ratio; current ratio; and limitations on lease rentals, certain executive compensation, capital expenditures, accounts payable, additional debt, liens, dividends, distributions, certain restricted investments, and certain other corporate activities, all as defined in the credit agreement.  The Company was in compliance with all covenants at December 31, 2004.

Interest expense on the floor plan notes payable was approximately $2,441,000, $2,566,000 and $2,970,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 10 - LONG-TERM DEBT

Effective with the Acquisition, the Company entered into a five-year senior secured revolving line of credit facility (the “Revolver”).  The facility provides for borrowings up to $15 million, as defined, which includes a $10 million sub-facility for the issuance of letters of credit.  There were no outstanding advances under the Revolver at December 31, 2004.  The Company had outstanding letters of credit amounting to $2,500,000 at December 31, 2004.  Interest on outstanding advances is payable monthly and is based on the prime rate or LIBOR (6.25% at December 31, 2004).    Borrowings under the Revolver are collateralized by substantially all of the Company’s assets.  At December 31, 2003, the Company had an available revolving credit facility in the amount of $3,662,676 under which no advances were outstanding.  This credit facility was terminated effective with the Acquisition.

Long-term debt consists of the following:

	2004	2003

11.75% Senior Notes, due 2012, less unamortized discount of $1,772,581	$150,227,419	$—

Term Notes	—	57,815,551
	150,227,419	57,815,551
Current maturities	—	(18,018,916)

	$150,227,419	$39,796,635

Concurrent with the Acquisition, the Company issued $152 million of unsecured, senior notes (the “Senior Notes”) through a private placement exempt from the registration requirements of the Securities Act.  Subsequently, on December 6, 2004, the Company successfully completed the exchange of $137 million of its Senior Notes.  The remaining Senior Notes totaling $15 million were ineligible for exchange.  The Senior Notes mature May 15, 2012 and bear interest at an annual rate of 11.75% payable each November 15 and May 15, to the registered holders at the close of business on November 1 and May 1 immediately preceding the interest payment date.

The Senior Notes rank pari passu with the Company’s existing and future senior debt.  The Senior Notes are effectively subordinated to the Revolver and amended floor plan credit facility to the extent of the assets securing such debt.

The Company has the option to redeem the Senior Notes at any time before May 15, 2008, at a defined premium plus accrued and unpaid interest to the date of redemption.

The Company shall offer to repurchase Senior Notes from all holders, on a pro rata basis, to the extent of 50% (or 58% in the case of the six-month period ended December 31, 2004) of the Company’s free cash flow, as defined, for any six-month period ending on either June 30  or December 31 of any fiscal year, commencing with the six-month period ending December 31, 2004.  To the extent the Company’s free cash flow for any six-month period is less than $1.0 million, the Company may elect not to make a free cash flow offer for such period and, in lieu thereof, add such free cash flow to the amount of free cash flow for the next succeeding six-month period.  The Company’s free cash flow offer approximated $1,458,000 for the six months ended December 31, 2004.

The Senior Notes’ indenture includes covenants that limit the ability of the Company to:  incur additional debt, including sale and leaseback transactions; pay dividends or distributions on its capital stock or repurchase capital stock; issue stock of subsidiaries; make certain investments; create liens on its assets to secure debt; enter into transactions with affiliates; merge or consolidate with another company; and transfer and sell assets.  As noted, the indenture contains a covenant to limit the incurrence of additional indebtedness as measured by its fixed charge coverage ratio, as defined.  The Company may incur indebtedness on or before December 31, 2005 if this ratio is greater than 2.0 to 1.0 or greater than 2.25 to 1.0 if such indebtedness is incurred thereafter.  Nevertheless, the Company will not incur pari passu indebtedness if the ratio is less than or equal to 2.5 to 1.0.

The Company estimates the fair value of the Senior Notes at December 31, 2004 to be approximately $165.3 million, based on their publicly traded value at that date compared to a recorded amount of $150.2 million as of December 31, 2004.

The Term Notes were payable to various financial institutions in quarterly principal installments of $2,500,000 plus the amount of “excess cash flow,” as defined in the credit agreement (computed annually and payable each January), plus interest based on the prime rate or LIBOR adjusted each interest period, as defined in the agreement.  The notes were repaid in full in 2004.

Interest expense and related costs on long-term debt were approximately $12,290,000, $3,261,000 and $16,267,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 11 - INCOME TAXES

The components of the Company’s income tax expense are as follows:

	2004	2003	2002
Current
Federal	$2,017,826	$8,745,528	$1,657,499
State	345,410	1,311,091	183,285
	2,363,236	10,056,619	1,840,784

Deferred
Federal	(658,167)	(1,056,175)	(437,041)
State	(47,037)	(77,798)	(46,661)
Increase (decrease) in valuation allowance	—	(7,203,702)	483,702
	(705,204)	(8,337,675)	—

Tax benefit of ESOP deductions credited to paid-in capital	1,696,400	2,823,167	2,651,871
	$3,354,432	$4,542,111	$4,492,655

A reconciliation of the provision for income taxes calculated using the statutory federal income tax rate (35% in 2004 and 2003 and 34% in 2002) to the Company’s income tax expense for the years ended December 31 is as follows:

	2004		2003		2002
	Amount	%	Amount	%	Amount	%
Provision for income taxes at statutory rate	$3,914,100	35.0%	$10,469,229	35.0%	$2,787,241	34.0%

Non-deductible expenses	231,380	2.1	456,745	1.5	671,503	8.2

State income taxes, net of federal tax effect	193,942	1.7	801,640	2.7	90,172	1.1

Reversal of prior year tax reserves	(1,000,000)	(8.9)	—	—	—	—

Other, net	15,010.1		18,199.1		460,037	5.6

	3,354,432	30.0	11,745,813	39.3	4,008,953	48.9

Change in deferred tax valuation allowance	—	—	(7,203,702)	(24.1)	483,702	5.9

Income tax expense	$3,354,432	30.0%	$4,542,111	15.2%	$4,492,655	54.8%

	2004	2003
Deferred tax assets:
Inventory and receivable allowances	$262,630	$185,419
Reserve for chargebacks	762,750	682,392
Other accrued liabilities	963,470	1,046,373
Deferred rent	706,646	655,717
Unearned rental income	963,392	—
Loan and lease costs	—	361,621
Depreciation and amortization	72,245	245,968
Deferred compensation	—	1,397,545
ESOP cost in excess of debt paid	—	3,971,137
Other, net	532,849	71,936
	4,263,982	8,618,108

Deferred tax liabilities:
Prepaid expenses	(170,161)	(280,433)
Inventories	(2,383,508)	—
Property and equipment	(3,808,363)	—
Intangible assets	(30,565,430)	—
	(36,927,462)	(280,433)

Net deferred tax assets (liabilities)	$(32,663,480)	$8,337,675

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The Company provides a valuation allowance to offset portions of deferred tax assets due to uncertainty surrounding the future realization of such deferred tax assets.  This valuation allowance is adjusted in the year management determines it is more likely than not that deferred tax assets will or will not be realized.  The valuation allowance of $7,203,702 established at December 31, 2002 was fully reversed in 2003 based on management’s assessment of the Company’s current and future profitability.

As a matter of course, the Company is regularly audited by various taxing authorities and, from time to time, these audits result in proposed assessments where the ultimate resolution may result in the Company owing additional taxes.  The Company believes that its tax positions comply with applicable tax law and that it has adequately provided for the likely outcome related to these matters.  Included in income taxes payable at December 31, 2004 and 2003 is approximately $.5 million and $2.3 million, respectively, associated with these matters.  During the year ended December 31, 2004, the Company reversed $1.0 million of tax reserves established in certain prior years following the filing of amended income tax returns for those years and payment of the additional tax liabilities due thereon.

NOTE 12 - EMPLOYEE BENEFIT PLANS

Effective with the Acquisition, LD Holdings’ employee stock ownership plan (“ESOP”) was terminated and all corresponding obligations were paid.

The Board of Directors determined its contribution annually.  All transactions relative to the ESOP were funded by Lazy Days and, as a result, the ESOP obligations were recorded on the financial statements of Lazy Days.  The ESOP borrowed funds from Lazy Days to purchase shares of Class A common stock from the former majority stockholder of Lazy Days on July 19, 1999.  These shares were held by the ESOP in the ESOP trust’s suspense account and were allocated to individual ESOP participants as the loan was repaid.  The loan obligation of the ESOP of $95,523,365 at December 31, 2003 was considered unearned employee ESOP shares and, as such, was recorded as a reduction of the Company’s stockholder’s equity.  The Company’s contributions to the ESOP, plus any dividends paid on unallocated shares held by the ESOP, were used to repay the loan principal and interest.  Both the loan obligation and the unearned ESOP shares were reduced by the amount of the loan principal repayments made by the ESOP.  The ESOP compensation expense totaled $534,000, $921,517 and $715,708 for the years ended December 31, 2004, 2003 and 2002, respectively.  The compensation expense was computed based upon the fair value of the ESOP shares committed to be released to participants for the relevant year.  The number of ESOP shares committed to be released to participants totaled 46,883, 80,906 and 76,220 shares for the years ended December 31, 2004, 2003 and 2002, respectively.

The fair value of 937,894 unallocated shares within the ESOP was approximately $10.7 million at December 31, 2003.

As ESOP participants become entitled to receive a stock distribution from the ESOP (i.e., in the event of retirement, death, total disability or termination of employment), certain participants put their shares to the Company.  If the Company’s required payment for those shares exceeded a certain amount, the Company issued notes to such participants.

The ESOP distribution notes consisted of the following:

	2004	2003

Notes payable to various individuals in annual installments over five years, bearing interest at 8%, maturing December 2007.	$—	$1,230,768

Current maturities	—	(342,066)

	$—	$888,702

Certain allocated ESOP shares had put rights.  The Company’s aggregate obligation to repurchase ESOP shares under these put obligations at December 31, 2003 was approximately $18.6 million.

Effective January 1, 2003, the Company established a profit sharing plan with 401(k) provisions (the “Plan”).  The Plan covers substantially all employees.  The Plan allows employee contributions to be made on a salary reduction basis under Section 401(k) of the Internal Revenue Code.  Under the 401(k) provision, the Company makes discretionary matching contributions equal to 50% of the employees’ contribution not to exceed 4% of employee pre-tax deferrals.  Company contributions to the Plan for the years ended December 31, 2004 and  2003 were approximately $473,000 and $197,000, respectively.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

The Company purchases and sells new vehicles under various consignment arrangements, including one with a related party.  Under the related party arrangement, the consigned inventory, if not previously purchased, is either purchased by the Company after 180 days or returned to the related party.  During the term of this agreement, which commenced on December 29, 2001, the Company has purchased virtually all inventory that has been held under consignment.  The total consigned inventory, which is not included in the Company’s balance sheets, approximated $19.9 million and $14.3 million at December 31, 2004 and 2003, respectively.  Total inventory purchased by the Company under this consignment arrangement totaled approximately $141 million and $111 million for the years ended December 31, 2004 and 2003, respectively.

Employment agreements exist between the Company and its three senior officers which expire five years from the date of the Acquisition.  The agreements may continue on terms mutually agreeable to the parties.  The agreements detail various matters including but not limited to base compensation and bonus compensation.

In addition, concurrent with the Acquisition, the Company entered into a non-competition agreement with its current Chief Executive Officer (“CEO”) and a shareholder of LD Holdings, whereby the CEO agreed not to engage in any business competing with the businesses of the Company for a period of five years following the Acquisition, or if later, three years following the CEO’s termination of employment with the Company.  In consideration thereof, the CEO will be paid $2 million per year so long as he continues to remain employed as President and CEO by the Company or serves as a member of the board of directors of the Company, LD Holdings or RV Acquisition, as defined.

The Company is a party to numerous legal proceedings that arise in the ordinary course of business.  The Company has certain insurance coverage and rights of indemnification.  The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows.  However, the results of these matters cannot be predicted with certainty and an unfavorable resolution of one or more of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition, and/or cash flows.

NOTE 14 - DEFERRED COMPENSATION

Effective with the Acquisition, the Company’s obligations under its Phantom Stock Plan and Supplemental Phantom Stock Plan were paid in full.

The Company’s Phantom Stock Plan benefits vested to participants over a 60-month period from the termination date or in the event of the death or disability, provided that the participant was actively employed by the Company on the day prior to that event, or upon the 65th birthday of a participant, provided that such was employed by the Company at least ten years.  The plan was terminated on August 6, 2002 and the value of all accrued and future benefits thereunder, as calculated based on a formula described in the plan as of December 31, 2001, were to be paid to participants over a specified time and subject to certain conditions.  Payments made relative to the liquidation of the plan totaled approximately $705,000 in 2004 and $646,000 in 2003.

The Company’s Supplemental Phantom Stock Plan was to be paid after the Class A Preferred shares are redeemed.  The Company was required to deposit five percent of this total liability in a separate restricted cash account every quarter for 20 quarters, and all interest earned in this separate account is to be remitted to the beneficiaries of the plan upon payout of the plan benefit.  The plan was also terminated on August 6, 2002.  Cash restricted for funding the Supplemental Phantom Stock Plan payout, which was subject to the seniority of the long-term debt, totaled $624,349 as of December 31, 2003.  Payments made relative to the liquidation of the plan totaled approximately $2.2 million in 2004.

These liabilities were recorded at the present value of the expected fully vested benefits.

Total deferred compensation under these plans was as follows:

	2004	2003

Phantom stock plan	$—	$1,461,216
Supplemental phantom stock plan	—	2,161,713

Total deferred compensation	$—	$3,622,929

In 2004, 2003 and 2002, the Company recorded expense of approximately $1,088,000, $178,000 and $3,388,000 respectively, related to these phantom stock plans.

NOTE 15 – LD HOLDINGS AND RV ACQUISITION

The balance sheets of LD Holdings, a wholly owned subsidiary of RV Acquisition, consisted of the following at December 31, 2004 and 2003:

	2004	2003

ASSETS

Investment in Lazy Days	$67,434,781	$—

LIABILITIES
Investment in Lazy Days	—	3,945,641

ESOP GUARANTEE PURCHASE OBLIGATION	—	18,606,448

REDEEMABLE PREFERRED STOCK, CLASS A	—	81,013,368

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Convertible preferred stock, Class B	—	10,675,448
Common stock, Class A	100	16,802
Common stock, Class C	—	472
Unearned ESOP shares	—	(114,129,813)
Paid-in capital	49,274,195	(10,347,233)
Retained earnings	18,160,486	10,331,775
Treasury stock	—	(112,908)
Total stockholders’ equity (deficiency)	67,434,781	(103,565,457)

Total liabilities and stockholders’ equity (deficiency)	$67,434,781	$—

The Class A Preferred stock of LD Holdings, which was redeemed on May 14, 2004, paid a 12% cumulative dividend, compounded quarterly, and was senior to all other equity.  It was convertible into the common equity of LD Holdings, at any time, equal to the number of shares being converted divided by 7.0267751 and votes on an “as converted” basis.  The dividends were paid in additional Class A Preferred stock, in arrears, prior to the date on which all debt of the Company has been repaid and in cash, in arrears, thereafter.  LD Holdings was required to redeem, at a price of $1 per share, all Class A Preferred stock on the earlier of the following specified dates:  (1) August 2, 2007 or (2) the 90th day following the full payment of all debt.

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

The balance sheet of RV Acquisition consisted of the following at December 31, 2004:

ASSETS
Investment in LD Holdings	$67,434,781

STOCKHOLDERS’ EQUITY
Preferred stock, Series A, including accrued dividends of $5,552,548	$67,552,548
Common stock, $.01 par value	50,000
Paid-in capital	4,950,000
Accumulated deficit	(5,117,767)
Total stockholders’ equity	$67,434,781

The Series A Preferred stock of RV Acquisition accrues dividends at a rate of 14% per annum, compounded semi-annually.  Dividends on the Series A Preferred Stock are not required to be paid in cash and accrue whether or not declared and whether or not there are profits, surplus or other funds legally available for payment of the dividend.  Accrued and unpaid dividends on the Series A Preferred Stock aggregated $5,552,548 at December 31, 2004.  Upon a sale of the Company, the holders of Series A Preferred Stock have the right to request RV Acquisition to redeem their shares at a price equal to the initial purchase price plus any accrued and unpaid dividends thereon.  Similarly, BRS (as holder of the majority of the Series A Preferred Stock) has the right, upon certain change of control transactions, to have such transactions treated as a liquidation event, as a result of which all shares of Series A Preferred Stock will be redeemed at a price equal to the initial purchase price plus any accrued and unpaid dividends thereon.

Effective August 20, 2004, RV Acquisition established a nonqualified stock option plan (the “Plan”) for certain of its directors, officers, consultants and employees.  The Plan is administered by a committee of the Board of Directors (the “Committee”).  The Committee may grant options and establish the option term, vesting period and exercise price.  The maximum number of shares to which options may be granted shall not exceed 606,061 and expire no later than ten years from the date of grant.  In August 2004, the Committee granted an aggregate of 363,636 stock options to three key employees at an exercise price of $1 per share, and an additional 20,000 stock options were granted to a key employee at an exercise price of $1 per share in November 2004.  The options vest 20% per year commencing one year following the grant date.

RV Acquisition accounts for its stock options using the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”.  Had RV Acquisition accounted for its stock options under the provisions of

SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, pro forma net income for the year ended December 31, 2004, computed under the minimum value method of SFAS No. 123, would not have differed significantly from its reported net income for 2004.

Financial Statement Schedule

LAZY DAYS’ R.V. CENTER, INC.

Schedule II: Valuation and Qualifying Accounts

Column A Description	Column B Balance at Beginning of Period	Column C Additions Charged to Costs and Expenses	Column D Deductions	Column E Balance at End of Period

Year ended December 31, 2004:

Reserves and allowances deducted from asset accounts:
Allowance for doubtful receivables	$322,000	$206,000	$90,000	$438,000

Reserves which support the balance sheet caption, reserves:
Reserve for chargebacks	$1,769,000	$2,927,000	$2,662,000	$2,034,000

Year ended December 31, 2003:

Reserves and allowances deducted from asset accounts:
Allowance for doubtful receivables	$234,000	$118,000	$30,000	$322,000

Reserves which support the balance sheet caption, reserves:
Reserve for chargebacks	$1,568,000	$2,826,000	$2,625,000	$1,769,000

Year ended December 31, 2002:

Reserves and allowances deducted from asset accounts:
Allowance for doubtful receivables	$267,000	$(32,000)	$1,000	$234,000

Reserves which support the balance sheet caption, reserves:
Reserve for chargebacks	$1,270,000	$2,669,000	$2,371,000	$1,568,000

All other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

ITEM 9.                       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                    CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we performed an evaluation under the supervision and with the participation of our management including the chief executive officer and the chief financial officer, of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective. There have been no changes in internal control over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                    OTHER INFORMATION

None.

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages and a brief account of the business experience of each person who is a director or executive officer of Lazydays as of the date hereof.

Name	Age	Position

Don Wallace	56	Chief Executive Officer and Director
Chuck Thibault	49	Chief Financial Officer
John Horton	46	Chief Operating Officer
Stewart Schaffer	53	Chief of Marketing and Communications
Ken Scolaro	43	General Manager, Sales
Steve Ratcliff	51	Finance and Insurance Manager
Bob Grady	50	Director of Service and Parts
Linda Stephens	29	Director of Corporate Reporting and Investor Relations
Charles Macaluso	61	Director and Chairman
Thomas Baldwin	46	Director and Compensation Committee Chairman
Stephen Sherrill	52	Director
Michael Salvati	52	Director and Audit Committee Chairman
Thomas Donnelly	48	Director
Thomas Millner	51	Director

Don Wallace, along with his brother and father, founded the Company in 1976. Mr. Wallace is widely recognized throughout the RV industry as an innovator in RV retailing, having pioneered the supercenter concept. He currently oversees the sales, finance, marketing and operations and spends a large portion of his time working with the various training programs and developing future plans for the Company. Mr. Wallace had the distinct honor of being recognized as the RV Executive of the Year in 1993 by RV News magazine and in 2004 as the “Entrepreneur of the Year” by Ernst & Young LLP.

Chuck Thibault joined us in 1980 and has been our top financial manager since that time. Prior to joining the Company, Mr. Thibault earned a BA in accounting from the University of South Florida and accumulated three years of dealership experience. His current responsibilities include leading all of the accounting, financial analysis and legal functions of the Company.

John Horton began working with us in April 2001 on a consulting basis and joined us on a full-time basis as Chief Operating Officer in July 2001. In his current capacity Mr. Horton oversees the service operation, human resources, data processing and property management functions of the Company. From 2000 to 2001, Mr. Horton served as Executive Vice President of Aavid Thermalloy, a manufacturer of thermal management products. From 1996 to 2000, Mr. Horton held positions as CEO and CFO of IPM Service Corporation, a manufacturer of automotive aftermarket products. Mr. Horton earned a BBA from the University of Michigan and an MBA from the University of Texas.

Stewart Schaffer joined us in 2000 and serves as our Chief of Marketing and Communications. Mr. Schaffer leads the Company’s efforts to maximize sales opportunities through events, publications, the Lazydays website, rallies and other marketing activities. From 1987 to 2000, Mr. Schaffer served in executive marketing capacities for ClubCorp International, becoming Corporate Vice President of Marketing in 1994. Prior to that Mr. Schaffer held various senior marketing positions at American Express Company and International Paper Company. Mr. Schaffer earned a BS and an MBA from the Wharton School of the University of Pennsylvania.

Ken Scolaro, General Manager of Sales, joined the Company in 1978 and quickly assumed additional responsibilities and moved into service management. In 1988 Mr. Scolaro moved into the sales department and in 1992 was promoted to sales management. Excelling in his position, he was promoted to General Manager of Sales in 1999. Mr. Scolaro is responsible for all of the Company’s sales operations, including supervising the sales managers, the sales desk and the sales training process. He also plays an important role in developing and maintaining manufacturer relationships.

Steve Ratcliff joined the Company in 1991 as the Finance and Insurance Manager. Prior to joining us, Mr. Ratcliff held the position of Regional Vice President with Canada and Associates, a company that sells financial products to dealerships. Mr. Ratcliff has previously managed the finance and insurance departments of several automotive dealerships. Mr. Ratcliff is responsible for maintaining our relationships with our lending partners and securing the best financing terms and insurance products for our customers.

Bob Grady has been with Lazydays for three years in Service and Parts management roles. In 2004 Mr. Grady was promoted to Director of Service and Parts where he is responsible for all of the Company’s service operations.  Prior to Lazydays, Mr. Grady spent six years in the automotive parts aftermarket in operational and general management capacities, most recently with a supplier to Ford and General Motors.  Before that, he held operational and financial management positions in the computer manufacturing industry.  Mr. Grady holds a BS in Administration and an MBA.  His areas of specialization include process improvement and materials management.

Linda Stephens joined the Company in 2004 as the Director of Corporate Reporting and Investor Relations.  Mrs. Stephens is a Certified Public Accountant (CPA), as designated by the State of Florida and before joining us served as a manager with a regional CPA firm. Mrs. Stephens is responsible for investor relations and all corporate reporting. Mrs.Stephens holds a BS degree from the University of South Florida.

Charles Macaluso is a founding principal and the Chief Executive Officer of Dorchester Capital Advisors (formerly East Ridge Consulting, Inc.), a management consulting and corporate advisory firm founded in 1996. From March 1996 to June 1998, Mr. Macaluso was a partner at Miller Associates, Inc., a company principally involved in corporate workouts. From 1989 to 1996, Mr. Macaluso was a partner at The Airlie Group, LLP, a fund specializing in leveraged buyout, mezzanine and equity investments. Mr. Macaluso currently serves as a director of O’Sullivan Industries, Inc. where he also serves as Chairman of the nominating committee and as a member of the audit committee. He is the Lead Director for GEO Specialty Chemical and serves as a member of the compensation committee.  He is also a director of Global Crossing, Inc.

Thomas Baldwin joined BRS as a Managing Director in 2000. From 1988 to 1995, he served as Vice President and then Managing Director of The INVUS Group, Ltd., a private equity investment firm. Prior to that he was a consultant with the Boston Consulting Group, a strategy consulting firm. Mr. Baldwin received a BBA from Siena College and his MBA from Harvard Business School. Mr. Baldwin is a director of Totes Isotoner Corporation, Eurofresh, Inc. and The Sheridan Group, Inc.

Stephen Sherrill is a founder and Managing Director of BRS. Previously, he was an officer of Citicorp Venture Capital, or CVC, from 1983 through 1994. Prior to joining CVC, he was an associate at the New York law firm of Paul, Weiss, Rifkind, Wharton & Garrison LLP He earned his BA at Yale University and his JD at Columbia Law School. Mr. Sherrill is a director of Doane Pet Care Enterprises, B&G Foods, Inc., HealthPlus Corporation, MWI Veterinary Supply, Inc., HealthEssentials, Inc., Seroyal, Inc., Eurofresh, Inc. and Remington Arms Company, Inc.

Michael Salvati has been a principal at Oakridge Consulting since 2000, where he provides financial consulting and interim management services for various companies. During this time, Mr. Salvati has served as the Chief Financial Officer of AMIS Holdings, Inc., a designer and manufactuer of semiconductor products through its subsidiary, AMI Semiconductor, Inc. since February 2004 after working as a consultant for them since November 2003. He also served as Chief Financial Officer of Global Exchange Services from November 2002 to August 2003. Prior to founding Oakridge Consulting, Mr. Salvati served as Chief Operating Officer at National Financial Partners from 1998 to 2000. Mr. Salvati has over 25 years of financial and business experience, including as a partner at KPMG LLP and Chief Financial Officer of Culligan Water Technologies, Inc. Mr. Salvati has also had extensive experience in managing and advising companies in financial distress situations.  In connection with his prior distressed company work, Mr. Salvati served as Chief Financial Officer of MarchFirst, Inc. for approximately seven weeks prior to its Chapter 7 bankruptcy filing in 2001, and had served as a director of Coho Energy, Inc. and Prime Succession, Inc. which filed for Chapter 11 protection in 2002 and 2003, respectively, and which were subsequently sold. Mr. Salvati holds both a B.S. in Microbiology and M.S. in Accounting from the University of Illinois in Champaign-Urbana.

Thomas Donnelly is currently a partner with Landmark Partners, specializing in financial services, Kentucky Outdoor Advertising and Hard Ten Group. In 1971 Mr. Donnelly joined Camping World, Inc. where he served as Chief Executive Officer from 1986 until 2002. Camping World is the world’s largest retailer of RV accessories, supplies and services. Mr. Donnelly is also a Director of Branch Bank & Trust (BB&T), The Downtown Redevelopment Authority, Girls, Inc. and Southern Kentucky Soccer Association, all of Bowling Green, Kentucky.

Thomas Millner is currently the Chief Executive Officer of Remington Arms Company, Inc. He also served as the company’s President, Chief Operating Officer, and Director from 1994 until 1999. In 1987 Mr. Millner joined Pilliod Cabinet Company, a leading producer of opening price point bedroom wall systems, and living room tables. In 1990 he was named Chief Executive Officer where he served until Pilliod was sold to LADD Furniture in 1994. From 1976 until 1987 Mr. Millner held various sales and management positions with Broyhill and Thomasville Furniture Industries. Mr. Millner holds a BA with Honors from Randolph Macon College where he was admitted into Phi Beta Kappa. Mr. Millner is a Director of Stanley Furniture (NASDAQ:STLY) and serves as Chairman of the Audit Committee. Mr. Millner is also a director of Atlanta Belting Company, Atlanta, Ga.

ITEM 11.                      EXECUTIVE COMPENSATION

Executive Compensation

The following summarizes, for the year indicated, the principal components of compensation for our Chief Executive Officer and the other four highest compensated employees (collectively, the “named executive officers”). The compensation set forth below fully reflects compensation for work performed on our behalf.

Summary Compensation Table

Name and Principal Position	Period	Salary ($)	Bonus ($)(6)	Other Annual Compensation ($)

Don Wallace Chief Executive Officer	2004	$865,384.61	$915,489.65	$1,323,201.66	(1)
Chuck Thibault Chief Financial Officer	2004	$476,209.44	$1,222,988.96	$160,785.04	(2)
John Horton Chief Operating Officer	2004	$528,847.54	$500,000.00	$15,118.77	(3)
Ken Scolaro General Manager of Sales	2004	$185,500.00	$279,105.24	$145,921.36	(4)
Patrick Overby Sales Manager	2004	$105,076.96	$293,543.16	$95,863.77	(5)

(1) Consists of a payment upon liquidation of outstanding obligations under the Company’s former Phantom Stock and Supplemental Phantom Stock plans upon closing of the Transactions of $146,041.33, premium reimbursement with respect to disability and life insurance of $10,493.64, and a noncompete payment of $1,166,666.69.  See “Employment Agreements” set forth below in this Item 11 for a summary of the noncompete and covenant agreement pursuant to which such noncompete payment was made.  Effective with the Transactions, the Company’s then existing obligations under its Phantom Stock Plan and Supplemental Phantom Stock Plan were paid in full.   The plans were terminated on August 6, 2002 and the value of all accrued and future benefits under the plans were to be paid out over an extended period of time or upon the occurrence of certain specified events.  In connection with the Transactions, all outstanding obligations in connection with the terminated plans were paid in full, and all remaining liabilities were paid out to former plan participants.  See “Note 14–Deferred Compensation” to our audited financial statements set forth in Item 8 hereof.

(2) Consists of a payment upon liquidation of outstanding obligations under the Company’s former Phantom Stock and Supplemental Phantom Stock plans upon closing of the Transactions of $145,981.56 and premium reimbursements with respect to disability and life insurance of $14,803.48.

(3) Consists of premium reimbursements with respect to disability and life insurance of $15,118.77.

(4) Consists of a payment upon liquidation of outstanding obligations under the Company’s former Phantom Stock and Supplemental Phantom Stock plans upon closing of the Transactions of  $145,921.36.

(5) Consists of a payment upon liquidation of outstanding obligations under the Company’s former Phantom Stock and Supplemental Phantom Stock plans upon closing of the Transactions of $95,863.77.

(6) Includes a one-time bonus payment of $500,000 paid to Mr. Horton and $1,000,000 paid to Mr. Thibault, respectively, in connection with their assistance with and the closing of the Transactions.

Option/SAR Grants During the Year Ended December 31, 2004

Don Wallace, Chuck Thibault and John Horton were each granted options to purchase 121,212 shares of RV Acquisition Common Stock at an exercise price of $1 per share as of August 20, 2004 in accordance with the RV Acquisition Inc. 2004 Stock Option Plan. Bob Grady was also granted options to purchase 20,000 shares of RV Acquistion Common Stock at an exercise price of $1 per share as of November 5, 2004.  The options vest 20% per year commencing one year following the grant date.

Aggregate Option/SAR Exercises During the Year Ended December 31, 2004 and 2004 Year-End Option/SAR Values

There were no exercises of stock options by the named executive officers during the year ended December 31, 2004 and there were no unexercised options held by the named executive officers as of December 31, 2004.

Compensation Committee Interlocks and Insider Participation

The members of RV Acquisition’s Compensation Committee are Thomas Baldwin, Chairman, Thomas Donnelly and Thomas Millner.  No members of the Compensation Committee was an officer or employee of Holdings or any of its subsidiaries during the fiscal year ended December 31, 2004. No member was formerly an officer of Holdings or of its subsidiaries. In addition, no executive officer of Lazydays serves on the board of directors or the compensation committee of another entity where a committee member is employed. Messrs. Baldwin and Sherrill are Managing Directors of BRS, which will own approximately 87% of the Common Stock. Bruckmann, Rosser, Sherrill & Co., LLC, an affiliate of BRS, and Lazydays have entered into a Management Services Agreement. See Item 13—”Certain Relationships and Related Transactions—Management Services Agreement.”

Management Employment Agreements

Employment Agreements

The Company has entered into employment agreements with Don Wallace, Chuck Thibault and John Horton. Under the employment agreements, Mr. Wallace is paid a base salary of $1 million per year, Mr. Thibault is paid a base salary of $575,000 per year and Mr. Horton is paid a base salary of $500,000 per year, all of which will be adjusted annually based on changes in the consumer price index.  Thibault and Horton’s employment agreements provide for the payment of bonuses equal to a specified percentage of the executive’s base salary if we achieve specified performance goals. Each employment agreement has a term of 5 years, subject to early termination by resolution of the board of directors, upon the death or permanent disability of the executive or upon the executive’s voluntary resignation. If any of the executives listed above are terminated without “cause” by the Company or if they terminate their employment within 90 days of a “good reason event,” as each term is defined in their employment agreement, we are obligated to make severance payments consisting of their then current salary and bonus for a two year period for Thibault and Horton and, depending on the time of termination, twelve or six months for Mr. Wallace. In addition, pursuant to the terms of a non-competition and covenant agreement, Mr. Wallace has agreed to restrictions on his ability to be involved in any business which is in competition with us for a period of the longer of five years from the closing date of the Acquisition if he remains employed with us or three years after his termination for any reason. In connection with his agreement not to compete with us, Mr. Wallace will receive payments equal to $2 million per annum so long as (i) he continues to remain employed by us or, (ii) serves as a member of the board of RV Acquisition, Lazydays or Holdings, and thereafter for 12 months after the date on which his employment is terminated by us without cause or is terminated by Mr. Wallace with good reason, in each case if such termination occurs prior to the 18 month anniversary of the closing, or for 6 months if any such termination occurs thereafter. These contracts also contain non-competition provisions in the case of Thibault and Horton, which restrict the executives from being involved in any business which is in competition with us during the period of their employment and for a period of two years thereafter. In addition, the employment agreements for Thibault and Horton and the non-competition and covenant agreement for Mr. Wallace contain an express obligation of confidentiality in respect of our proprietary information and an agreement to assign intellectual property rights to us.

Our Benefit Plans

401(k) Defined Contribution Plan

We maintain a defined contribution “401(k)” plan that is subject to the provisions of ERISA and the Code. The plan provides for discretionary matching contributions equal to 50% of the first 4% of employee pre-tax deferrals made under the plan. For the 2004 plan year, the amount of such matching contributions was $473,000.

Executive Stock Option Plan

On August 20, 2004, RV Acquisition Inc. adopted the RV Acquisition Inc. 2004 Stock Option Plan under which certain key employees, including the named executive officers of Lazydays, may be granted options to purchase up to 606,061shares of RV Acquisition Common Stock. The plan is administered by the board of directors of RV Acquisition, or to the extent permitted by law, a committee designated by RV Acquisition’s board.

Private Placement of RV Acquisition Stock

On September 28, 2004, RV Acquisition and BRS LP consummated an offering of RV Acquisition Stock previously held by BRS LP and its affiliates to certain employees of Lazydays and others. As a result, 186,787 shares of RV Acquisition Common Stock and 1,489,228 shares of RV Acquisition Series A Preferred Stock were sold to such employees and others that participated in the private placement.

Other Employee Benefits

We also offer highly competitive compensation and benefits to our employees. Benefits include medical, dental, pharmacy and vision insurance, short and long-term disability and life insurance, flexible spending accounts and vacation up to three weeks after seven years of employment with us.

Committees of the Board of Directors

The Company’s board of directors established an audit committee and a compensation committee.  The members of the audit committee are Stephen Sherrill, Charles Macaluso and Michael Salvati, chairman. The Company’s Board of Directors has determined that Mr. Salvati is the Company’s designated audit committee financial expert.  Mr. Salvati is considered “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. The audit committee recommends the annual appointment of auditors with whom the audit committee will review the scope of audit and non-audit assignments and related fees, accounting principles we will use in financial reporting, internal auditing procedures and the adequacy of our internal control procedures. The members of the compensation committee are Tom Baldwin, Thomas Donnelly and Thomas Millner. Tom Baldwin will serve as Chairman. The compensation committee reviews and approves the compensation and benefits for our employees, directors and consultants, administers our employee benefit plans, authorizes and ratifies stock option grants and other incentive arrangements, and authorizes employment and related agreements. The board of directors of the Company may contemplate establishing other committees in the future.

Code of Ethics

We have adopted a code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions.  The text of this code is available, free of charge, upon request.  Such requests may be made by calling our main number on the cover page of this report or by writing to the following address: Lazy Days’ R.V. Center, Inc. 6130 Lazy Days Boulevard, Seffner, Florida 33584-2968, Attn: Director of Corporate Reporting and Investor Relations.

Compensation of Directors

We reimburse members of the board of directors for any out-of-pocket expenses incurred by them in connection with services provided in such capacity. In addition, we compensate members of the board of directors $25,000 per year for services provided in that capacity and an additional $7,500 if such board member serves as the chairman of our audit committee.  Board members are also paid $2,000 for meetings attended in person and $500 for meetings attended telephonically, and committee members are paid $1,000 per in person and $500 per telephonic meeting if a meeting occurs on a different day than a meeting of the full board.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Holdings owns 100% of our capital stock. The following table sets forth certain information with respect to the beneficial ownership of RV Acquisition’s Common Stock as of December 31, 2004, by: (i) each person or entity who owns of record or beneficially 5% or more of any class of RV Acquisition’s voting securities; (ii) each of our named executive officers and directors; and (iii) all of our directors and named executive officers as a group. Except as noted below, the address for each of the directors and named executive officers is 6130 Lazy Days Boulevard, Seffner, Florida 33584-2968.

Security Ownership Table

Number and % of Shares of RV Acquisitions, Inc.(1)
	Series A Preferred Stock				Common Stock
	Shares		% Total		Shares		% Total

Greater than 5% Stockholders
Bruckmann, Rosser, Sherrill & Co. II, L.P. 126 East 56th Street New York, New York 10022(2)	35,584		57.4%		4,225,366		84.5%
Don Wallace	22,906		36.9%		531,915		10.6%
Named Executive Officers and Directors
Chuck Thibault		*		*		*		*
John Horton		*		*		*		*
Ken Scolaro		*		*		*		*
Steve Ratcliff		*		*		*		*
Bob Grady		*		*		*		*
Charles Macaluso		*		*		*		*
Thomas Baldwin(2),(3)	—		—		—		—
Stephen Sherrill(2),(3)	—		—		—		—
Michael Salvati		*		*		*		*
All executive officers and directors as a group(4)	23,747		38.3%		636,141		12.5%

* Represents less than 1%.

The directors and named executive officers as a group beneficially own (i) 636,141 shares of Common Stock (which represents approximately 12.4% of the outstanding Common Stock) and (ii) 23,747 shares of Series A Preferred Stock.

1.                                       Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days of closing of the offering are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Holdings is a wholly-owned subsidiary of RV Acquisition and the Company is a wholly-owned subsidiary of Holdings.

2.                                       Bruckmann, Rosser, Sherrill & Co. II, LP. (“BRS LP”) is a private equity investment fund managed by Bruckmann, Rosser, Sherrill & Co., LLc. BRSE, LLC. (“BRSE”) is the general partner of BRS LP and by virtue of such status may be deemed to be the beneficial owner of the shares owned by BRS LP. BRSE has the power to direct BRS LP as to the voting and disposition of shares held by BRS LP. No single person controls the voting and dispositive power of BRSE with respect to the shares owned by BRS LP. Bruce C. Bruckmann, Harold O. Rosser, Stephen C. Sherrill, Paul D. Kaminski and Thomas J. Baldwin are the managers of BRSE, and none of them individually has the power to direct or veto the voting or disposition of shares owned by BRS LP. BRSE expressly disclaims beneficial ownership of the shares owned by BRS LP. Each of Messrs. Bruckmann, Rosser, Sherrill, Kaminski and Baldwin expressly disclaims beneficial ownership of the shares owned by BRS LP.

3.                                       The address of each of Mr. Baldwin and Mr. Sherrill is c/o Bruckmann, Rosser, Sherrill & Co., Inc., 126 East 56th Street, New York, New York 10022.

4.                                      Total includes shares owned by Don Wallace listed above who is both a 5% shareholder and a named executive officer and director.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Agreements to be Entered into in Connection with the Transactions

Stock Purchase Agreement

Pursuant to the stock purchase agreement, RV Acquisition agreed to acquire all of Holdings’ outstanding common and preferred stock for a purchase price of $206.0 million (including repayments of certain indebtedness and subject to pre-closing working capital, tax benefit and cash adjustments). In connection with the Acquisition, we repaid all of our existing indebtedness, which was equal to $59.0 million as of May 14, 2004, and paid approximately $11.1 million for certain transaction related fees and expenses. In connection with the Acquisition, each holder of shares of our capital stock was entitled to receive a portion of the stock purchase consideration. The ESOP was terminated in connection with the Acquisition. Immediately following the Acquisition, RV Acquisition’s outstanding Common Stock was equal to approximately 89% owned by BRS LP, its affiliates and co-investors and the remainder was owned by existing members of management and existing stockholders. The stock purchase agreement contained customary provisions for such agreements, including representations and warranties with respect to the condition and operations of the business, covenants with respect to conduct of the business prior to and following the closing date of the stock purchase, and various closing conditions, including the execution of a non-compete agreement with Don Wallace, execution of an escrow agreement, the amendment to our existing floor plan credit facility, the closing of our new senior secured revolving credit facility, an amendment to our facility lease with 1-4 (described below), the obtaining of financing and the continued accuracy of the representations and warranties. A portion of the consideration was deposited into escrow accounts, including $20.0 million of cash and $20.0 million of new Series A Preferred Stock of RV Acquisition (to be issued to certain existing stockholders of Holdings) to support indemnity obligations of the selling stockholders.

Stock Purchase Consideration

In connection with the Transactions, Don Wallace received $22.9 million in Series A Preferred Stock, $0.5 million in Common Stock, $7.0 million of Restricted Old Notes and $3.4 million in cash with respect to the equity in Holdings owned by him. ESOP holders received a total of $24.6 million. Other existing shareholders of Holdings received $102.9 million.

Stockholders Agreement

In connection with the Transactions, the stockholders of RV Acquisition, including BRS LP, entered into a stockholders agreement, which establishes the composition of the board of directors and provides for certain restrictions and rights with respect to sales and issuances of RV Acquisition’s securities. In particular, the stockholders agreement provides that no employee holder may transfer his or her capital stock of RV Acquisition, except to immediate family members, family trusts and charitable organizations. Employees have the right to sell a pro rata portion of their stock in RV Acquisition if BRS LP elects to sell all or portion of its Holdings stock. BRS LP also has the right to cause a sale of RV Acquisition to occur and to require the other holders of RV Acquisition stock to participate in such a sale. Finally, if RV Acquisition proposes to issue new equity securities to BRS LP, each holder of RV Acquisition stock has the right to purchase its pro rata share of such new securities.

Registration Rights Agreement

In connection with the Transactions, RV Acquisition entered into a registration rights agreement with BRS LP and certain other equity holders of RV Acquisition. Under the registration rights agreement, BRS LP and such other equity holders have the ability to cause RV Acquisition to register securities of RV Acquisition held by the parties to the registration rights agreement and to participate in registrations by RV Acquisition of its equity securities.

Employment Agreements; Stock Option Plan

Upon closing of the Transactions, we entered into new employment agreements with certain key employees. On August 20, 2004, we put in place a new stock option plan which will provide for issuances of common stock of RV Acquisition to certain key management employees, including the named executive officers. See “Item 11—Executive Compensation—Employment Agreements” and “Item 11—Executive Compensation—Benefit Plans—Stock Option Plan.”

Management Services Agreement

In connection with the Transactions, we entered into a management services agreement (the “Management Services Agreement”) with Bruckmann, Rosser, Sherrill & Co., LLC (“BRS LLC”), an affiliate of BRS. Under the terms of this agreement, BRS LLC provides:

•                  general management services;

•                  assistance with the negotiation and analysis of financial alternatives; and

•                  other services agreed upon by BRS LLC

In exchange for these services, BRS LLC and Don Wallace will earn an annual fee equal to the greater of:

(1)                                  1.75% of our annual EBITDA (as defined in the indenture related to the notes); or

(2)                                  $500,000.

10.6% of such fee will be payable to Don Wallace and 89.4% will be payable to BRS LLC. In addition to certain restrictions on the payment of the management fee contained in the senior secured revolving credit facility and the amended floor plan credit facility, the management services agreement contains certain restrictions on the payment of that fee. The management services agreement also provides that the payment of all fees and other obligations under the management services agreement will be subordinated to the prior payment in full in cash of all interest, principal and other obligations on our notes and the new senior secured revolving credit facility in the event of a bankruptcy, liquidation or winding-up of Lazydays.

BRS LLC provided various advisory services to us related to the Transactions. These services included arranging and negotiating the refinancing of the senior secured revolving credit facility and amended floor plan credit facility, arranging and structuring the Acquisition, including forming RV Acquisition and planning its capital structure, planning Lazydays’ structure and related services. Pursuant to the Management Services Agreement, for these services, BRS LLC and Don Wallace received a transaction fee of $3.5 million plus reasonable expenses upon completion of the Transactions. 10.6% of such fee was payable to Mr. Wallace and 89.4% was payable to BRS LLC. In addition, BRS LLC will be entitled to receive a transaction fee equal to 1.5% of the transaction value upon any future material acquisition, divestiture, financing or refinancing by RV Acquisition, Holdings or us.

Issuance of Series A Preferred Stock to BRS LP and Certain Existing Stockholders of Holdings

In connection with the Transactions, RV Acquisition issued 62,000 shares of new Series A Preferred Stock at a purchase price of $1,000 per share, for an aggregate purchase price of $62.0 million. The Series A Preferred Stock was purchased through a contribution of $20.0 million of existing Holdings equity to RV Acquisition in exchange for Series A Preferred Stock and an additional $42.0 million, of which $37.5 million was purchased with cash contributed by BRS LP, and $4.5 million was issued to Don Wallace in exchange for Holdings equity contributed to RV Acquisition by him in exchange for Series A Preferred Stock.

Dividends on the Series A Preferred Stock will accrue at a rate of 14% per annum, compounded semi-annually. Dividends on the Series A Preferred Stock are not required to be paid in cash and will accrue whether or not declared and whether or not there are profits, surplus or other funds legally available for payment of the dividend.

The Series A Preferred Stock will have a liquidation preference equal to the purchase price plus accrued and unpaid dividends. If an “organic change” (i.e., a merger or sale of substantially all of the Company’s assets) occurs, the holders of the Series A Preferred Stock may require redemption of all or any portion of their shares at the amount of the liquidation preference plus accrued and unpaid dividends. The Series A Preferred Stock will, with respect to dividends, rights upon liquidation, winding up and dissolution, rank senior to RV Acquisition’s Common Stock. RV Acquisition will be unable to authorize any dividend or distribution, or pay any dividend or make any distribution with respect to any junior securities, unless all accrued and unpaid preferred dividends have been paid in cash. In addition, RV Acquisition will be unable to effect any redemption or repurchase of any junior securities (other than upon the exercise by RV Acquisition’s repurchase rights with respect to any Common Stock issued to employees or others providing services upon a termination of their employment or other service relationship) unless the Series A Preferred Stock has been redeemed. Except as otherwise required by law or provided in the Company’s certificate of incorporation, the holders of Series A Preferred Stock will not be entitled to vote.

The holders of a majority of the Series A Preferred Stock have the right, upon certain change of control transactions, to have such transaction treated as a liquidation event, as a result of which all shares of Series A Preferred Stock will be redeemed at a price equal to the liquidation preference plus accrued and unpaid dividends.

The holders of the Series A Preferred Stock will also be offered the right to purchase a pro rata share of any other preferred equity securities (or rights to acquire preferred equity securities, such as warrants, convertibles, etc.) to be offered by RV Acquisition to BRS LP or its affiliates on the same terms they are offered to such parties. BRS LP will also grant to the other holders of Series A Preferred Stock the right to participate (on a pro rata basis and on the same terms and conditions) in any sale of Preferred Stock held by BRS LP to a third-party. The $20.0 million of new Series A Preferred Stock of RV Acquisition issued to the existing stockholders of Holdings will be held in escrow to support indemnity obligations of the selling stockholders. During the period that starts on the closing of the stock purchase agreement and ends two years following the filing of certain governmental filings relating to the ESOP with the Department of Labor, the sellers may not transfer certain of their shares of Series A Preferred Stock held by them other than pursuant to a one-year call arrangement between Don Wallace and one other seller or certain permitted transferees.

Issuance of Common Stock to BRS LP and Certain Existing Stockholders of Holdings

In connection with the Acquisition, RV Acquisition issued 5,000,000 shares of new Common Stock, par value $0.01 per share at a purchase price of $1.00 per share, for an aggregate purchase price of $5.0 million. Of the $5.0 million of Common Stock, $4.5 million of Common Stock was purchased by BRS LP for cash. The balance of $0.5 million was issued to Don Wallace in exchange for certain equity in Holdings contributed by him to RV Acquisition.

Private Placement of RV Acquisition Stock

On September 28, 2004, RV Acquisition and BRS LP consummated an offering of RV Acquisition Stock previously held by BRS LP and its affiliates to certain employees of Lazy Days. As a result, 186,787 shares of RV Acquisition Common Stock and 1,489,228 shares of RV Acquisition Series A Preferred Stock were sold to such employees that participated in the private placement.

The ESOP

In July 1999 the ESOP borrowed funds from Lazydays to purchase, through a holding company, shares of Lazydays Class A common stock representing beneficial ownership of 75% of the common stock of Lazydays from Don Wallace which, together with the existing 9% interest the ESOP already owned, made the ESOP an 84% beneficial owner of Lazydays. As part of the 2002 restructuring described below, these shares were converted via merger into the Class A common stock and Class C common stock of Holdings and have been held by the ESOP in the ESOP trust’s suspense account and allocated to individual participants in the ESOP as the loan has been repaid. Subsequently, also as a result of the 2002 restructuring described below, additional equity securities were issued to the Company’s debt holders, which effectively diluted the ESOP’s equity ownership interest in the Company. The loan obligation of the ESOP of $95,523,365 at December 31, 2003 was considered unearned employee ESOP shares and, as such, was recorded as a reduction to Holdings’ stockholders’ equity. Holdings’ contributions to the ESOP, plus any dividends paid on unallocated shares held by the ESOP, have been used to repay the loan principal and interest. Both the loan obligation and the unearned ESOP shares have been reduced by the amount of the loan principal repayments made by the ESOP. The ESOP compensation expense totaled $534,000 for the year ended December 31, 2004. The compensation expense was computed based upon the fair value of the ESOP shares committed to be released to participants for the relevant year. At December 31, 2004,  approximately 47,000 shares were committed to be released.

As ESOP participants became entitled to receive a stock distribution from the ESOP (i.e., in the event of retirement, death, total disability or termination of employment), certain participants put their shares to Holdings. If Holdings’ required payment for those shares exceeded a certain amount, Holdings issued notes to such participants. These notes were payable to various participants in annual installments over a period of five years, bearing interest at 8%. Approximately $1.2 million in principal of these distribution notes was outstanding at December 31,2003, all of which were repaid in full and cancelled at closing in connection with the Transactions.

Certain allocated ESOP shares had premium floor price put rights. Holdings’ aggregate obligation to repurchase the ESOP’s shares under these put obligations at December 31, 2003 was approximately $18.6 million. In connection with the Acquisition, all of the allocated shares with premium floor price put rights were paid an amount at closing equal to the applicable put price with respect to such shares. We used the proceeds from the Transactions to satisfy any outstanding ESOP obligations discussed above, including Holdings’ outstanding distribution notes and put obligations.

In connection with the Transactions, the ESOP was terminated and three categories of Holdings’ stock were purchased from the ESOP. Those categories were (1) Class A common stock allocated to ESOP participants and subject to a premium floor price, (2) Class C common stock allocated to ESOP participants and subject to a premium floor price and (3) Class A common stock, whether allocated or unallocated, not subject to a premium floor price. Proceeds received by the ESOP from the sale of the unallocated suspense account shares were used to pay principal and interest on the loan. After such payment, Lazydays forgave any remaining loan balance owed to it by the ESOP.

The 2002 Restructuring

As a result of a decline in financial performance resulting from an industry-wide downturn commencing in 2000, we incurred payment defaults on certain of our outstanding indebtedness and as a result we underwent a restructuring of our principal debt obligations and equity interests, effective August 6, 2002. As a result of the 2002 restructuring, our common equity was converted via merger into the Class A common stock and Class C common stock of Holdings, representing the balance of the common equity of Holdings. The Class A and Class C common stock was held by the ESOP and Don Wallace. All of Lazydays’ outstanding subordinated indebtedness totaling $68.6 million, including accrued interest and related warrants, was cancelled and exchanged for newly issued Class A preferred stock of Holdings. The Series A preferred stock of Lazydays held by Alliance Holdings, Inc. was exchanged for Class B preferred stock of Holdings, having similar rights and preferences as the original preferred stock. In connection with the restructuring, we also entered into our existing senior credit facility and our existing floor plan credit agreement which superseded our then existing floor plan and senior facilities. Finally, Lazydays’ then existing Phantom Stock Plan was amended and the Supplemental Phantom Stock Plan was terminated, with accrued benefits thereunder to be paid to participants over a specified time period and subject to certain conditions. Any remaining obligations related to the amendment of the Phantom Stock Plan and the termination of the Supplemental Phantom Stock Plan, valued at approximately $3.6 million as of December 31, 2003, were satisfied by the sellers with the proceeds of the stock purchase upon the closing of the Acquisition.

As a result of these transactions, Lazydays was a substantially wholly owned subsidiary of Holdings. Holdings, which prior to the closing of the Transactions, was in turn owned by the former holders of our subordinated debt and by the other former owners of our common equity—the ESOP, Don Wallace and Alliance Holdings, Inc.

Facility Lease Agreement

We lease our 126-acre facility, located at 6130 Lazy Days Boulevard, Seffner, Florida, from 1-4 Land Holding Limited Company (“1-4”), an entity controlled by Don Wallace, our Chief Executive Officer, under a lease arrangement, the initial term of which will expire in 2022. The lease was amended on May 14, 2004 and currently contains four five-year renewal options upon expiration of the original lease term (the outside expiration date will be 2042). The annual rent is currently $4,793,880, and will increase thereafter based on periodic CPI adjustments. The lease provides for equal monthly rental payments and provides that the lessee pays all property taxes and insurance. Rent was calculated on a straight-line basis over the life of the lease resulting in deferred rent during the earlier years of the lease. We are responsible for maintenance costs as well as betterments to the facilities.

Pursuant to the lease, we currently have a right of first offer and first refusal on any sale by 1-4, as well as an option exercisable through May 14, 2011 to purchase the land for $42,000,000 (subject to CPI increases).

Consignment Sales Agreement

We hold new vehicles under a consignment arrangement with 1-4 for up to 180 days. After 180 days, the consigned inventory is either purchased by us as inventory or returned to 1-4. During the term of the agreement, we have purchased all inventory that has been held under consignment. The total consigned inventory, which is not included in our balance sheets, approximated $19.9 million and $14.3 million at December 31, 2004  and December 31, 2003, respectively. Total consigned inventory purchased by us has totaled approximately $141 million and $111 million for the years ended December 31, 2004  and December 31, 2003, respectively.

Purchase of Restricted Notes; Exchange Offer

Don Wallace, our Chief Executive Officer, purchased $15.0 million in aggregate principal amount of restricted notes in connection with the offering of our senior notes due 2012, of which $7.0 million in consideration was comprised of equity in Holdings and the remainder was purchased for cash. Because Mr. Wallace is an affiliate, the restricted notes held by him were not eligible to be exchanged in connection with our exchange offer.  In connection with our exchange offer, $137 million in aggregate principal amount of outstanding privately placed senior notes for public notes which was consummated in December of 2004.

2004 Air Charter Services

Don Wallace owns a 100% interest in Air Logic Solutions, an air charter services company. In 2004 the Company paid Air Logic Solutions, on arms-length terms, $248,303 for air charter services which were used primarily in connection with the sale of the Company in connection with the Transactions and for use during the “road show” in connection with the issuance of our senior notes.

Management and Other Fees Paid in Connection with the Transactions

Charles Macaluso, Charles Thibault and John Horton were each paid of $1,000,000, $1,000,000 and $500,000, respectively, in connection with their assistance with and the successful closing of the Transactions.  Mr. Horton’s and Mr. Thibault’s payments are included in the amounts reported under “bonus” for fiscal 2004 reported in “Item 11–Executive Compensation” above (see note 6 to the Summary Compensation Table).

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for services provided to the Company by Crowe Chizek and Company LLC for 2004.

(In thousands)	2004
Audit Fees (a)	$171
Audit-Related Fees (b)	669
Tax Fees (c)	15
All Other Fees (d)	5
Total	$860

(a)                                  Fees for professional services provided for the audit of the Company’s annual financial statements as well as reviews of Lazydays’ quarterly reports on Form 10-Q, accounting consultations on matters addressed during the audit or interim reviews, and SEC filings.

(b)                                 Fees for professional services which principally include due diligence and audits in connection with the Transactions, including review of offering memorandums, registration statements and issuance of comfort letters and consents.

(c)                                  Fees for professional services for tax related advice and compliance.

(d)                                 Fees for professional services for internal control related advice and compliance.

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements:

See Part II, Item 8. Financial Statements and Supplementary Data for an index of the Company’s financial statements.

(a)(2) The following financial statement schedule is included in Item 8, “Financial Statements and Supplementary Data”

Schedule II – Valuation and Qualifying Accounts

(a)(3) Exhibits required by Item 601 of Regulation S-K.

See attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Lazy Days’ R.V. Center, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Seffner, Florida, on the 31st day of March, 2005.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Lazy Days’ R.V. Center, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donald W. Wallace	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2005
Donald W. Wallace

/s/ Charles L. Thibault	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 31, 2005
Charles L. Thibault

/s/ Kathleen Bachtel	Corporate Controller (Principal Accounting Officer)	March 31, 2005
Kathleen Bachtel

/s/ Charles Macaluso	Director	March 31, 2005
Charles Macaluso

/s/ Stephen Sherrill	Director	March 31, 2005
Stephen Sherrill

/s/ Thomas Baldwin	Director	March 31, 2005
Thomas Baldwin

/s/ Michael Salvati	Director	March 31, 2005
Michael Salvati

/s/ Thomas Donnelly	Director	March 31, 2005
Thomas Donnelly

/s/ Thomas Millner	Director	March 31, 2005
Thomas Millner

SUPPLEMENTAL INFORMATION TO BE FURNISHED PURSUANT TO SECTION 15 (d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report to security holders covering the registrant’s last fiscal year has been sent to security holders. No proxy statement, form of proxy or other proxy soliciting material has been sent to more than 10 of the registrant’s security holders with respect to any annual or other meeting of security holders.

EXHIBIT INDEX

No.	Exhibit Index

2.1

Stock Purchase Agreement by and between Lazy Days, LD Holdings, Inc., the Employee Stock Ownership Plan and Trust for the Employees of Lazy Days, certain other stockholders of LD Holdings, Inc. and RV Acquisition Inc., dated as of April 27, 2004.*

2.2

Disclosure Schedules to the Stock Purchase Agreement by and between Lazy Days, LD Holdings, Inc., the Employee Stock Ownership Plan and Trust for the Employees of Lazy Days, certain other stockholders of LD Holdings, Inc. and RV Acquisition Inc., dated as of May 14, 2004.*

3.1	Amended and Restated Articles of Incorporation of Lazy Days, dated as of August 6, 2002.*
3.2	Amended and Restated By-laws of Lazy Days, dated as of August 6, 2002.*
4.1	Indenture by and between Lazy Days, a Florida corporation, and The Bank of New York, a New York banking corporation, dated as of May 14, 2004.*
4.2	Registration Rights Agreement by and among Lazy Days, Deutsche Bank Securities Inc., Jefferies & Company, Inc. and Wells Fargo Securities, LLC, dated as of May 14, 2004.*
4.3	Purchase Agreement by and among Lazy Days, Deutsche Bank Securities Inc., Jefferies & Company, Inc. and Wells Fargo Securities, LLC, dated as of May 12, 2004.*
10.1

Agreement Among Sellers by and among LD Holdings Inc., Lazy Days, the Employee Stock Ownership Plan and Trust for the Employees of Lazy Days, the Sellers signatories thereto, and Oakridge Consulting, dated as of April 27, 2004.*

10.2

Contribution Agreement by and among Donald W. Wallace, Alliance Holdings, Inc., PPM America Special Investments Fund, L.P., Lion Connecticut Holdings, Inc., (as successor by merger to Reliastar Financial Corp.), PPM America Special Investments CBO II, L.P., PB Capital Corporation, The Provident Bank, RV Acquisition Inc., and Bruckmann, Rosser, Sherrill & Co. II, L.P., dated as of May 14, 2004.*

10.3	Employment Agreement by and among Lazy Days, RV Acquisition Inc., John Horton, and Bruckmann, Rosser, Sherrill & Co. II, L.P., dated as of May 14, 2004.*(1)
10.4	Employment Agreement by and among Lazy Days, RV Acquisition Inc., Charles L. Thibault, and Bruckmann, Rosser, Sherrill & Co. II, L.P., dated as of May 14, 2004.*(1)
10.5	Employment Agreement by and among Lazy Days, RV Acquisition Inc., Donald W. Wallace, and Bruckmann, Rosser, Sherrill & Co. II, L.P., dated as of May 14, 2004.*(1)
10.6

Termination Agreement by and among Lazy Days, LD Holdings, Inc., LDRV Holdings Corp., Alliance Holdings, Inc., Donald W. Wallace, PPM America Special Investments Fund, L.P., PPM America Special Investments CBO II, L.P., Lion Connecticut Holdings, Inc., (as successor by merger to Reliastar Financial Corp.), PB Capital Corporation, The Provident Bank, and James L. Farnsworth (not in his individual capacity, but solely as trustee of the Employee Stock Ownership Plan and Trust for the employees of Lazy Days as directed by Consulting Fiduciaries, Inc.), dated as of May 14, 2004.*

10.7

Escrow Agreement by and among Alliance Holdings, Inc., PPM America Special Investments Fund, L.P., Lion Connecticut Holdings, Inc., (as successor by merger to Reliastar Financial Corp.), PPM America Special Investments CBO II, L.P., PB Capital Corporation, The Provident Bank, RV Acquisition Inc., Donald W. Wallace, Oakridge Consulting, Inc. (acting hereunder through Michael Salvati, not individually, but solely as agent for the Sell ers), RV Acquisition Inc. and Wells Fargo Bank, National Association (as escrow agent), dated as of May 14, 2004.*

10.8	Redemption Agreement by and among LD Holdings, Inc. and Lazy Days, dated as of May 14, 2004.*
10.9	Management Agreement by and among Bruckmann, Rosser, Sherrill & Co., L.L.C., RV Acquisition Inc., LD Holdings, Inc., and Lazy Days, dated as of May 14, 2004.*
10.10	Non-compete and Covenant Agreement by and among Lazy Days, RV Acquisition Inc., Donald W. Wallace, and Bruckmann, Rosser, Sherrill & Co. II, L.P., dated as of May 14, 2004.*(1)
10.11

Registration Rights Agreement by and among RV Acquisition Inc., Bruckmann, Rosser, Sherrill & Co. II, L.P., Donald W. Wallace, and each of the executives of Lazy Days who executes a joinder to the Agreement on or after the date thereof, dated as of May 14, 2004.*

10.12

Stockholders Agreement by and among RV Acquisition Inc., Bruckmann, Rosser, Sherrill & Co. II, L.P., Donald W. Wallace,each of the executives of Lazy Days who executes a joinder to the Agreement on or after the date thereof, and Alliance Holdings, Inc., dated as of May 14, 2004.*

10.13	Wallace Contribution Agreement by and among Donald W. Wallace, RV Acquisition Inc., and Bruckmann, Rosser, Sherrill & Co. II, L.P., dated as of May 14, 2004.*
10.14	Wallace Note Agreement by and among Donald W. Wallace and Lazy Days, dated as of May 14, 2004.*
10.15

Second Amended and Restated Floor Plan Credit Agreement by and among Lazy Days, Bank of America, N.A. (successor by merger to Banc of America Specialty Finance, Inc.), and KeyBank National Association (a national banking association), amended and restated as of May 14, 2004.*

10.16

Second Amended and Restated Floor Plan Security Agreement by and among Lazy Days and Bank of America, N.A. (successor by merger to Banc of America Specialty Finance, Inc.), amended and restated as of May 14, 2004.*

10.17	Ground Lease by and between I-4 Land Holding Limited Company and Lazy Days, dated as of July 1999.*
10.18	First Amendment to Lease by and between I-4 Land Holding Limited Company and Lazy Days, dated as of May 14, 2004.*
10.19	Loan and Security Agreement by and between Lazy Days and Wells Fargo Foothill, Inc., dated as of May 14, 2004.*
10.20	Collateral Assignment of Stock Purchase Agreement by and between RV Acquisition Inc. and Wells Fargo Foothill, Inc., dated as of May 14, 2004.*
10.21	Pledge and Security Agreement by and among Lazy Days, LD Holdings, Inc. and Wells Fargo Foothill, Inc., dated as of May 14, 2004.*
10.22	Exclusive Consignment Contract for Sale of Recreational Vehicles by and between I-4 Land Holding Limited Company and Lazy Days, dated as of December 29, 2001.*
10.23	RV Acquisition Inc. 2004 Stock Option Plan, as adopted on August 20, 2004. **(1)
10.24	Form of Non-Qualified Stock Option Agreement.**(1)
10.25	Form of Subscription Agreement.**(1)
10.26

Amendment No. 1 to Second Amended and Restated Floor Plan Credit Agreement dated as of October 28, 2004, by Lazy Days’ R.V. Center, Inc., Bank of America, N.A. (successor by merger to Banc of America Specialty Finance, Inc.), as Administrative Agent and as Collateral Agent, and Bank of America, N.A. (successor by merger to Banc of America Specialty Finance, Inc.) and Keybank National Association, as Lenders, to amend the Second Amended and Restated Floor Plan Credit Agreement, originally dated as of July 15, 1999, amended and restated as of July 31, 2002, and amended and restated as of May 14, 2004.*

10.27

Collateral Assignment of Leases, dated as of October 28, 2004, by and between Lazy Days’ R.V. Center, Inc., a Florida corporation, and Bank of America, N.A. (as successor by merger to Banc of America Specialty Finance, Inc.), as collateral agent (together with its successors in trust under the Second Amended and Restated Floor Plan Collateral Agency Agreement originally dated as of July 15, 1999, as amended and restated as of July 31, 2002, and as amended and restated as of May 14, 2004.*

21.1	Subsidiaries of Lazy Days’ R.V. Center, Inc.
31.1	Certification of Principal Executive Officer dated March 31, 2005 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer dated March 31, 2005 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer dated March 31, 2005 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer dated March 31, 2005 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                                         Previously filed with Form S-4 on August 12, 2004.

**                                  Previously filed with Form S-4/A on October 29, 2004.

(1)                                  Compensatory plan or arrangement or management contract as defined in Rule 601 of Regulation S-K.