Form 10-Q
period 2005-03-31
Lazy Days R.V. Center, Inc.
filed 2005-05-16
CIK 1296937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

COMMISSION FILE NUMBER: 333-118185

LAZY DAYS’ R.V. CENTER, INC.

(Exact name of registrant as specified in its charter)

Florida	59-1764794
(State of incorporation)	(I.R.S. Employer Identification No.)

6130 Lazy Days Boulevard Seffner, Florida 33584-2968	(800) 626-7800
(Address of Principal Executive Offices, including Zip Code)	(Registrant’s Telephone Number, Including Area Code)

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

As of May 16, 2005, the registrant had 100 shares of common stock outstanding.

PART I.

Financial Information

ITEM 1. Financial Statements

Lazy Days’ R.V. Center, Inc., a wholly owned

subsidiary of LD Holdings, Inc.

Condensed Balance Sheets

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets
Cash	$8,001,236	$5,103,556
Receivables, net	17,715,798	14,195,639
Refundable income taxes	5,000,000	7,503,869
Inventories	77,231,311	85,960,847
Other current assets	3,547,535	2,925,440

Total current assets	111,495,880	115,689,351

Property and equipment, net	36,049,838	35,420,953
Loan and other costs, net	6,382,667	6,658,442
Goodwill	106,357,614	106,357,614
Intangible assets, net	79,990,938	81,507,812
Other assets	905,826	849,405

Total assets	$341,182,763	$346,483,577

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Floor plan notes payable	$55,129,951	$69,576,130
Accounts payable and accrued expenses	22,904,026	17,398,775
Other current liabilities	3,848,105	4,654,260

Total current liabilities	81,882,082	91,629,165

Long-term debt	150,287,506	150,227,419
Deferred income taxes	33,760,434	34,373,793
Other	2,814,550	2,818,419

Total liabilities	268,744,572	279,048,796

Stockholder’s equity
Common stock, $.01 par value: 100 shares issued and outstanding	1	1
Paid-in capital	67,000,000	67,000,000
Retained earnings	5,438,190	434,780

Total stockholder’s equity	72,438,191	67,434,781

Total liabilities and stockholder’s equity	$341,182,763	$346,483,577

See accompanying notes to condensed financial statements.

Lazy Days’ R.V. Center, Inc., a wholly owned

subsidiary of LD Holdings, Inc.

Condensed Statements of Operations (Unaudited)

	Three Months Ended
	March 31, 2005	March 31, 2004
Revenues
New vehicle	$142,528,820	$154,862,119
Pre-owned vehicle	83,325,713	88,836,375
Parts, service and other	12,317,351	12,228,446
Finance and insurance	6,923,026	8,258,684

Total revenues	245,094,910	264,185,624

Cost of revenues
New vehicle	129,148,021	140,198,263
Pre-owned vehicle	73,363,611	78,047,879
Parts, service and other	4,823,794	4,427,419

Total cost of revenues	207,335,426	222,673,561

Gross profit	37,759,484	41,512,063

Selling, general and administrative expenses	24,539,384	22,437,727

Interest expense	5,399,713	1,110,897

Income before income taxes	7,820,387	17,963,439

Income tax expense	2,816,977	6,345,672

Net income	$5,003,410	$11,617,767

Earnings per common share:
Basic	$50,034.10	$23.41
Diluted	50,034.10	5.98

Weighted-average number of shares used in computation of earnings per common share
Basic	100	496,218
Diluted	100	1,941,754

See accompanying notes to condensed financial statements.

Lazy Days’ R.V. Center, Inc., a wholly owned

subsidiary of LD Holdings, Inc.

Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31, 2005	March 31, 2004
Cash flows from operating activities
Net income	$5,003,410	$11,617,767
Adjustments to reconcile net income to net cash from operating activities
Depreciation of property and equipment	669,387	528,507
Depreciation of rental vehicle inventory	1,696,181	—
Amortization of intangible assets and loan costs	1,792,649	275,095
Amortization of discount on long-term debt	60,087	—
Gain on sale of property and equipment	(2,948)	(875)
Change in assets and liabilities:
Receivables	(3,520,159)	(495,266)
Inventories	7,033,355	9,618,064
Accounts payable and accrued expenses	5,505,251	(1,375,559)
Other assets and liabilities	401,970	3,966,898

Net cash provided by operating activities	18,639,183	24,134,631

Cash flows from investing activities
Proceeds from sale of property and equipment	9,456	875
Purchases of property and equipment	(1,304,780)	31,377
Net collections from parent	—	350,171

Net cash (used in) provided by investing activities	(1,295,324)	382,423

Cash flows from financing activities
Net payments under floor plan	(14,446,179)	(13,391,560)
Repayment of long-term debt	—	(10,514,619)

Net cash used in financing activities	(14,446,179)	(23,906,179)

Net change in cash	2,897,680	610,875

Cash at beginning of period	5,103,556	8,575,911

Cash at end of period	$8,001,236	$9,186,786

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$971,370	$1,227,726

See accompanying notes to condensed financial statements.

Lazy Days’ R.V. Center, Inc., a wholly owned

subsidiary of LD Holdings, Inc.

Notes to Condensed Financial Statements

NOTE 1 - BASIS OF PRESENTATION AND OPINION OF MANAGEMENT

The accompanying unaudited interim condensed financial statements include the accounts of Lazy Days’ R.V. Center, Inc. (the “Company” or “Lazy Days”), a wholly owned subsidiary of LD Holdings, Inc. (“LD Holdings”), a non-operating holding company, and have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all of the information and financial statement disclosures necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the information furnished herein includes all adjustments necessary to reflect a fair statement of the interim periods reported. All adjustments are of a normal and recurring nature. Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. The December 31, 2004 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim financial statements and the related notes should be read in conjunction with the financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2004.

NOTE 2 - ACQUISITION

On May 14, 2004, RV Acquisition, Inc. (“RV Acquisition”), a newly formed holding company owned by an affiliate of Bruckmann, Rosser, Sherrill & Co., Inc. (“BRS”) and certain original shareholders of LD Holdings, purchased all of the issued and outstanding shares of LD Holdings for a total purchase price of $217.1 million (the “acquisition”). The acquisition has been accounted for as a purchase and, accordingly, the acquired assets and liabilities assumed have been recorded at their estimated fair values at the date of acquisition.

In connection with the acquisition, the Company entered into a management services agreement with BRS and a shareholder of LD Holdings, whereby the parties agreed to provide general management services to the Company, as defined. In exchange for these services, the Company agreed to pay the parties an annual management fee equal to the greater of: 1.75% of the Company’s annual EBITDA, as defined, or $500,000. Management fee expense for the three-month period ended March 31, 2005 was $210,807.

Lazy Days’ R.V. Center, Inc., a wholly owned

subsidiary of LD Holdings, Inc.

Notes to Condensed Financial Statements

NOTE 3 - RECEIVABLES

Receivables consist of the following:

	March 31, 2005	December 31, 2004
Contracts in transit and vehicle receivables	$10,188,456	$8,716,717
Manufacturer receivables	6,051,503	4,525,832
Finance and other receivables	1,919,503	1,390,936

	18,159,462	14,633,485
Less: Allowance for doubtful accounts	443,664	437,846

	$17,715,798	$14,195,639

Contracts in transit represent receivables from financial institutions for the portion of the vehicle sales price financed by the Company’s customers through financing sources arranged by the Company.

NOTE 4 - INVENTORIES

Inventories consist of the following:

	March 31, 2005	December 31, 2004
New recreational vehicles	$51,661,024	$57,996,423
Pre-owned recreational vehicles	21,482,019	20,041,678
Parts, accessories and other	1,550,352	1,322,872

	74,693,395	79,360,973
Less: LIFO reserve	1,722,696	1,252,533

	72,970,699	78,108,440

Rental recreational vehicles, less accumulated depreciation of $2,753,833 in 2005 and $2,060,039 in 2004	4,260,612	7,852,407

	$77,231,311	$85,960,847

Lazy Days’ R.V. Center, Inc., a wholly owned

subsidiary of LD Holdings, Inc.

Notes to Condensed Financial Statements

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

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

Intangible assets (all acquired in connection with the acquisition described in Note 2) and the related accumulated amortization are summarized as follows:

	March 31, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Manufacturer relationships	$26,700,000	$584,062	$26,700,000	$417,188
Non-compete agreement	9,000,000	1,575,000	9,000,000	1,125,000
Customer database	3,600,000	3,150,000	3,600,000	2,250,000

	39,300,000	5,309,062	39,300,000	3,792,188
Unamortizable intangible assets:
Trade names and trademarks	46,000,000	—	46,000,000	—

	$85,300,000	$5,309,062	$85,300,000	$3,792,188

Amortizable intangible assets are being amortized using the straight-line method over forty years for manufacturer relationships, five years for the non-compete agreement and one year for the customer database. Trade names and trademarks are considered to have indefinite useful lives and are not being amortized.

Amortization expense for intangible assets for the three-month period ended March 31, 2005 was $1,516,874. Estimated amortization expense for the nine-month period ending December 31, 2005 and for each of the subsequent four years ending December 31 is: 2005 (nine months)—$2,300,626, 2006—$2,467,500, 2007—$2,467,500, 2008—$2,467,500, 2009—$1,342,500 and 2010—$667,500.

Lazy Days’ R.V. Center, Inc., a wholly owned

subsidiary of LD Holdings, Inc.

Notes to Condensed Financial Statements

NOTE 6 – FLOOR PLAN NOTES PAYABLE

Effective with the acquisition, the Company amended its existing floor plan financing agreement with two financial institutions, collateralized by new and pre-owned recreational vehicles aggregating up to $85,000,000. The entire facility may be used to finance new vehicle inventory but only up to $26,000,000 may be used to finance pre-owned vehicle inventory. On October 28, 2004, the agreement was amended further to permit the Company to use floor plan credit to finance new vehicle inventory to be leased by the Company (“rental vehicle inventory”). Borrowings are not to exceed $5,000,000 in the aggregate for rental vehicle inventory or $35,000 per unit. The financial institutions collateralize all vehicles purchased under these agreements and all receivables generated from the sale of these vehicles. The interest rate charged (5.69% at March 31, 2005) is based on the prime rate or LIBOR. Principal is due upon the sale of the respective vehicle.

The Company’s floor plan notes payable are subject to certain financial and restrictive covenants including debt service coverage ratio; current ratio; and limitations on lease rentals, certain executive compensation, capital expenditures, accounts payable, additional debt, liens, dividends, distributions, certain restricted investments, and certain other corporate activities, all as defined in the credit agreement. The Company was in compliance with all covenants at March 31, 2005.

NOTE 7 - LONG-TERM DEBT

Effective with the acquisition, the Company entered into a five-year senior secured revolving line of credit facility (the “Revolver”). The facility provides for borrowings up to $15 million, as defined, which includes a $10 million sub-facility for the issuance of letters of credit. There were no outstanding advances under the Revolver at March 31, 2005. The Company had outstanding letters of credit amounting to $2,500,000 at March 31, 2005. Interest on outstanding advances is payable monthly and is based on the prime rate or LIBOR (6.75% at March 31, 2005). Borrowings under the Revolver are collateralized by substantially all of the Company’s assets.

Concurrent with the acquisition, the Company issued $152 million of unsecured, senior notes (the “Senior Notes”) through a private placement exempt from the registration requirements of the Securities Act. Subsequently, on December 6, 2004, the Company successfully completed the exchange (“Exchange Offer”) of $137 million of its Senior Notes. The remaining Senior Notes totaling $15 million were ineligible for exchange. The Senior Notes mature May 15, 2012 and bear interest at an annual rate of 11.75% payable each November 15 and May 15, to the registered holders at the close of business on November 1 and May 1 immediately preceding the interest payment date. The outstanding balance of unsecured senior notes at March 31, 2005 was $150,287,506, net of unearned discount of $1,712,494.

The Senior Notes rank pari passu with the Company’s existing and future senior debt. The Senior Notes are effectively subordinated to the Revolver and amended floor plan credit facility to the extent of the assets securing such debt.

The Company has the option to redeem the Senior Notes on or after May 15, 2008, at a defined premium plus accrued and unpaid interest to the date of redemption.

In accordance with the Senior Notes’ indenture, the Company made an offer to repurchase Senior Notes from all holders, on a pro rata basis, to the extent of 58% (or 50% in the case of any six-month period ending after December 31, 2004) of the Company’s free cash flow, as defined, for the six-month period ended December 31, 2004. The Company’s free cash flow offer approximated $1,458,000 and has been accepted by certain holders of the Senior Notes in May 2005.

Lazy Days’ R.V. Center, Inc., a wholly owned

subsidiary of LD Holdings, Inc.

Notes to Condensed Financial Statements

NOTE 8 – EARNINGS PER SHARE

Earnings per share for the three months ended March 31, 2005 and 2004 are computed as follows:

	March 31, 2005	March 31, 2004
Numerator:
Net income	$5,003,410	$11,617,767

Denominator:
Weighted-average shares outstanding for basic earnings per share	100	496,218

Effect of dilutive securities-common stock put options of parent	—	1,445,536

Weighted-average shares, for diluted earnings per share	100	1,941,754

Earnings per common share:
Basic	$50,034.10	$23.41
Diluted	50,034.10	5.98

NOTE 9 – LD HOLDINGS AND RV ACQUISITION

The balance sheets of LD Holdings, a wholly owned subsidiary of RV Acquisition, consisted of the following:

	March 31, 2005	December 31, 2004
ASSETS
Investment in Lazy Days	$72,438,191	$67,434,781

STOCKHOLDER’S EQUITY
Common stock, Class A	100	100
Paid-in capital	49,274,195	49,274,195
Retained earnings	23,163,896	18,160,486

Total stockholder’s equity	$72,438,191	$67,434,781

The balance sheets of RV Acquisition consisted of the following:

	March 31, 2005	December 31, 2004
ASSETS
Investment in LD Holdings	$72,438,191	$67,434,781

STOCKHOLDERS’ EQUITY
Preferred stock, Series A, including accrued dividends of $7,884,499 in 2005 and $5,552,548 in 2004	69,884,499	67,552,548
Common stock, $.01 par value	50,000	50,000
Paid-in capital	4,950,000	4,950,000
Accumulated deficit	(2,446,308)	(5,117,767)

Total stockholders’ equity	$72,438,191	$67,434,781

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to discuss our financial condition, changes in financial condition and results of operations, liquidity, critical accounting policies and the future impact of accounting standards that have been issued but are not yet effective. The MD&A should be read in conjunction with the financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2004.

Forward-looking information

Some of the statements contained in this report are forward-looking in nature. In some cases, you can identify forward-looking statements by terminology such as “believes,” “expects,” “may,” “will,” “should,” “anticipates” or “intends” or the negative of such terms or other comparable terminology, or by discussions of strategy. Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties and assumptions. Consequently, our actual results may materially differ from those projected by any forward-looking statements. Some of the risks and uncertainties are discussed below in “—Cautionary Statement for Forward Looking Information” and elsewhere in this report.

Certain Defined Terms

In this report, “Lazydays,” the “Company,” “we,” “us” or “our” refer to Lazy Days’ R.V. Center, Inc. In this report, “Holdings” refers to LD Holdings, Inc., our parent company, and, unless the context otherwise requires, its subsidiaries.

Overview

We are the world’s largest single-site dealer of recreational vehicles (“RVs”) with the industry’s broadest selection of new and previously-owned RVs. We are a primary point of distribution for nine of the leading manufacturers in the recreational vehicle retail industry. Located on a 126-acre facility outside of Tampa, Florida, we are widely recognized in the RV community as the premier destination for RV enthusiasts, attracting over 250,000 visitors each year to our RV dealership, and approximately 1.3 million visitors per year to our facility (including visitors to additional attractions that appeal to RV owners located adjacent to our site, namely Camping World, Cracker Barrel and Flying J Travel Plaza). Our facilities feature a number of unique attractions including a 1,200-site outdoor showspace of new and pre-owned RVs, a 230-bay RV servicing facility with a 6,600 sq. ft. Customer Service Pavilion that includes a professional full-time concierge station, complimentary Starbucks coffee concession, luxurious seating areas, flat screen televisions and wireless internet connections. At our 299-site RallyPark, we hold over 100 rallies each year and provide our visitors the opportunity to meet and spend time with other RV enthusiasts. In addition, visitors to our site can enjoy complimentary meals at our Italian style Café or visit our Learning Center for complimentary seminars.

We derive our revenues from sales and rental of new units, sales of pre-owned units, commissions earned on sales of third-party financing and insurance products, service and repairs and visitors fees at RallyPark. In 2004, we derived our revenues from these categories in the following percentages, 59.7%, 32.5%, 2.8%, 4.8% and 0.2%, respectively. New and pre-owned unit sales accounted for more than 90% of total revenues.

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

Salaries, commissions and benefits represent the largest component of our total selling, general and administrative (SG&A) expense and comprised more than 50% of total SG&A expense. In 2004, approximately 13% of our SG&A expense consisted of commissions for our sales force which are directly correlated to RV vehicle sales levels. SG&A expense has typically tracked revenue on a percentage basis.

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004 (Unaudited)

Revenues. Revenues decreased $19.1 million to $245.1 million in the three months ended March 31, 2005 from $264.2 million in the comparable period in 2004. In 2005, we experienced lower volume in motorized units, as compared to the prior year, while towable sales increased. Vehicle sales decreases represented $17.8 million of the $19.1 million decline experienced.

New Unit Sales. The $12.3 million decrease of new vehicle sales was due to a decrease in new unit sales from 1,265 in the three months ended March 31, 2004 to 1,107 in the comparable period in 2005. Representing nearly 53% of the decline, Class A gas units drove the overall decrease from 2004. Travel trailer sales are up 15% over last year, continuing their strong performance. Rental income of $2.7 million somewhat offset the decline from the prior year.

Pre-Owned Unit Sales. Sales of pre-owned vehicles decreased from $88.8 million in the three months ended March 31, 2004 to $83.3 million in the comparable period in 2005, or 6.2%. This decrease was primarily attributable to a reduction in motorized units, specifically Class A gas units. Unit sales of pre-owned vehicles, excluding wholesale units, decreased 31 units from 1,378 in the three months ended March 31, 2004 to 1,347 in the comparable period in 2005, or 2.2%. We acquire most of our pre-owned vehicle inventory through trade-ins and most recently through the return of travel trailer rental units (returns from our rental program for temporary housing). Used towable products increased 121 units from the comparable period in 2004, which was strictly driven by the sale of the rental return units.

Finance and Insurance Related Revenues. Finance, insurance and extended warranty related revenues decreased from $8.3 million in the three months ended March 31, 2004 to $6.9 million in the comparable period in 2005, or 16.9%. The decrease in finance, insurance and extended warranty related revenues was primarily attributable to a decrease in unit sales coupled with a decrease in the percentage of units for which we arranged financing. Less finance opportunites exist for towable product sales as these customers do not finance as often as motorized customers.

Parts, Service and Other Revenues. Parts and service revenues in the three months ended March 31, 2005 were consistent with revenues in the comparable period of 2004.

Gross Profit. Gross profit consists of gross revenues less our cost of sales and services. Gross profit decreased from $41.5 million in the three months ended March 31, 2004 to $37.8 million in the comparable period in 2005. Gross profit margin decreased slightly from 15.7% in the three months ended March 31, 2004 to 15.4% in the comparable period in 2005. The lower volume in unit sales experienced from prior year, decreases in motorized unit sales and an increase in used units impacted overall gross profit year-over-year. The variance was somewhat mitigated by a $1.0 million increase in rental margin.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, including depreciation and amortization, increased from $22.4 million, or 8.5% of revenues, in the three months ended March 31, 2004 to $24.5 million, or 10.0% of revenues, in the comparable period in 2005. This increase was primarily due to a $1.6 million increase in amortization and depreciation related to our senior note issuance and acquisition. Historically, salary, commissions and benefits have comprised the majority of our total selling, general and administrative expenses, and were equal to 48.7% of selling, general and administrative expenses in the three months ended March 31, 2005, as compared to 58.6% in the comparable period in 2004.

Operating Profit. Operating profit represents our gross profit, less selling, general and administrative expenses and depreciation and amortization. Operating profit decreased from $19.1 million in the three months ended March 31, 2004 to $13.2 million in the comparable period in 2005. This decrease was due to increased selling, general and administrative expenses, particularly amortization and depreciation expenses and the overall decrease in gross profit.

Interest Expense—Floor Plan Credit Facility. Interest expense on our floor plan credit facility increased from $0.5 million in the three months ended March 31, 2004 to $0.9 million in the comparable period in 2005. This was attributable to an increase in average outstanding borrowings under our floor plan credit facility.

Other Interest Expense. Interest expense in 2005 was related to interest payments under our Senior Notes and in 2004 on our senior credit facility. Other interest expense increased from $0.6 million in the three months ended March 31, 2004 to $4.5 million in the comparable period in 2005. This increase was attributable to the interest paid on our senior notes.

Income Tax Expense. Income tax expense decreased from $6.3 million in the three months ended March 31, 2004 to $2.8 million in the comparable period in 2005. This decrease was primarily attributable to the $10.1 million decrease in pre-tax income we experienced during the three-month period ended March 31, 2005 compared to the first quarter of 2004.

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

Operating Activities. Net cash provided by operating activities during the three months ended March 31, 2005 was equal to $18.6 million, compared with net cash provided by operating activities of $24.1 million during the comparable period in 2004. This decline in net cash provided by operating activities for 2005 was primarily the result of a decrease in net income (driven by decreases in unit sales) and an increase in accounts receivable offset in part by increases in accounts payable and accrued expenses.

Investing Activities. Net cash used in investing activities was $1.3 million during the three months ended March 31, 2005, compared with net cash provided by investing activities of $0.4 million during the comparable period in 2004. The decrease in net cash provided by investing activities during the three-month period ended March 31, 2005 versus 2004 was primarily attributable to $1.3 million in capital expenditures, with the vast majority going toward the acquisition of a new computer system.

Financing Activities. Net cash used in financing activities during the three months ended March 31, 2005 was $14.4 million, compared to $23.9 million used in financing activities during the comparable period in 2004. The decrease in cash used in financing activities primarily resulted from $10.5 million of repayments of our then existing credit facilities during the first quarter of 2004.

Working Capital. Working capital, including cash and cash equivalents, totaled approximately $29.6 million at March 31, 2005. We maintain sizable inventories in order to meet the expectations of our customers, and believe that we will continue to require working capital consistent with past experience. Historically, we have funded our operations with internally generated cash flow and borrowings. Changes in our working capital are driven primarily by our profit levels.

Our principal sources of funds are cash flows from operating activities and available borrowings under our new senior secured revolving credit facility and amended floor plan credit facility. As of March 31, 2005, we had $85.0 million of borrowing capacity and $29.9 million of availability under our amended floor plan credit facility and $15.0 million of borrowing capacity and $12.5 million of availability under our new senior secured revolving credit facility. We have nothing drawn under our senior secured revolving credit facility, while $2.5 million of availability has been used to support letter of credit obligations under our letter of credit subfacility.

Based on current facts and circumstances, we believe we have adequate cash flow coupled with borrowing capacity under our senior secured revolving credit facility and amended floor plan credit facility to fund our current operations and capital expenditures budgeted for 2005.

Borrowings under our floor plan credit facility to finance our new vehicle inventory may not exceed (i) 100% of the factory invoices for the related vehicles, (ii) 85% of the wholesale value of all pre-owned inventory (as determined in accordance with National Automobile Dealers Association RV Industry Appraisal Guide, or appraised NADA value) for vehicles in the current through 7th prior model years and (iii) 65% of the appraised NADA value with respect to pre-owned vehicles in the 8th, 9th and 10th prior model years. At times, we have made repayments on our then existing floor plan credit facility using excess cash flow from operations.

Borrowings under our senior secured revolving credit facility generally bear interest based on a margin over, at our option, the base rate or the reserve-adjusted LIBOR. The new senior secured revolving credit facility is secured by first priority interests in, and mortgages on, substantially all of our tangible and intangible assets and first priority pledges of all the equity interests owned by us in any future domestic subsidiaries, other than a second priority lien on those assets which are pledged under our amended floor plan credit facility.

We anticipate that we will spend approximately $4.7 million on capital expenditures in 2005, of which approximately $3.2 million will be used to upgrade our existing software and approximately $1.5 million will be used to maintain our facilities, and we expect to spend similar amounts on maintenance expenditures in subsequent periods. As of March 31, 2005, our capital expenditures approximated $1.3 million for the three-month period ended March 31, 2005. Our senior secured revolving credit facility limits our ability to make capital expenditures in excess of $5.0 million per annum. Our amended floor plan credit facility limits our ability to make capital expenditures in excess of $5.0 million on a 12 month rolling basis. In April, 2005 we exceeded the threshold under our amended floor plan credit facility, but we remained in compliance with $5.0 million capital expenditure limitation calculated on a per annum basis under our senior secured revolving credit facility.

Subsquent Event. On April 28, 2005, the agent for our floor plan lenders granted us a waiver with respect to capital expense limitation provisions under our loan agreement for the period through April 30, 2005. We have recently completed negotiations with our floor plan lenders to amend our amended floor plan credit facility to calculate our capital expense limitation on a per annum basis in a manner consistent with the capital expense limitations under our new senior secured credit facility. We are confident that we will be able to obtain this amendment before the end of May 2005. However, if for any reason, we are not successful in obtaining this amendment, additional defaults may result under our amended floor plan facility or we may be required to reduce our capital expenditures below levels that management believes are warranted.

Except as set forth above, based on current estimates, management believes that the amount of capital expenditures permitted to be made under our senior secured revolving credit facility and amended floor plan credit facility will be adequate to grow our business according to our business strategy and to maintain the properties and business of our continuing operations.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual and commercial commitments as of March 31, 2005:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Senior notes (1)	$152,000,000	$—	$—	$—	$152,000,000
Operating lease obligations	92,234,541	4,207,194	16,204,000	10,269,928	61,553,419
Floor plan notes payable	55,129,951	55,129,951	—	—	—

Total contractual cash obligations	$299,364,492	$59,337,145	$16,204,000	$10,269,928	$213,553,419

(1)	Does not reflect any potential redemptions by noteholders associated with any free cash flow offer made by the Company in connection with our senior notes.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. The following are among the factors that could cause actual results to differ materially from the forward-looking statements. There may be other factors, including those discussed elsewhere in this report, that may cause our actual results to differ materially from the forward-looking statements. Any forward-looking statements should be considered in light of the risk factors specified in our annual report on Form 10-K for the fiscal year ended December 31, 2004, some of which are summarized below.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding indebtedness. Outstanding balances under our senior secured revolving credit facility bear interest at a variable rate on prime or LIBOR as adjusted each interest period. There were no borrowings at March 31, 2005 under this revolving credit facility. Amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on prime or LIBOR as adjusted each interest period. As of March 31, 2005, based on the aggregate amount of $55.1 million outstanding under our amended floor plan financing facility as of such date, a 100 basis point change in interest rates would have changed our annual floor plan interest expense by approximately $0.6 million.

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

We have a single location near Tampa, Florida, which is in close proximity to the Gulf of Mexico. As a single-site operator, a severe weather event such as a hurricane could cause severe damage to our property and inventory. Although we believe we have adequate insurance coverage, if we were to experience a catastrophic loss, we may exceed our policy limits and/or we may have difficulty obtaining similar insurance coverage in the future. There was minimal impact to our facility as a result of hurricane activity throughout the state of Florida in the summer of 2004.

ITEM 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2005. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to our Company, is made known to the chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by our Company in the reports that we file or submit, or would have filed or submitted, under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms.

No change in our internal control over financial reporting occurred during the three months ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

Not applicable.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5. Other Information

Capital Expenditure Limitation Waiver - Subsequent Event. Our amended floor plan facility limits our ability to make capital expenditures in excess of $5.0 million on a 12 month rolling basis. In April 2005 we exceeded the threshold under our amended floor plan credit facility, but we remained in compliance with the $5.0 million capital expenditure limitation calculated on a per annum basis under our new senior secured revolving credit facility.

On April 28, 2005, the agent for our floor plan lenders granted us a waiver with respect to capital expense limitation provisions under our loan agreement for the period through April 30, 2005. We have recently completed negotiations with our floor plan lenders to amend our amended floor plan credit facility to calculate our capital expense limitation on a per annum basis in a manner consistent with the capital expense limitations under our new senior secured credit facility. We are confident that we will be able to obtain this amendment before the end of May 2005. However, if for any reason, we are not successful in obtaining this amendment, additional defaults may result under our amended floor plan facility or we may be required to reduce our capital expenditures below levels that management believes are warranted.

ITEM 6. Exhibits

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

Dated: May 16, 2005

EXHIBIT INDEX

Number	Description of Exhibits
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002