Form 10-Q
period 2005-06-30
Lazy Days R.V. Center, Inc.
filed 2005-08-15
CIK 1296937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of August 15, 2005, the registrant had 100 shares of common stock outstanding.

PART I.

FINANCIAL INFORMATION

ITEM 1. Financial Statements

Lazy Days’ R.V. Center, Inc., a wholly owned

    subsidiary of LD Holdings, Inc.

Condensed Balance Sheets

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets
Cash	$7,156,393	$5,103,556
Receivables, net	16,496,464	14,195,639
Refundable income taxes	—	7,503,869
Inventories	67,813,424	85,960,847
Other current assets	3,156,809	2,925,440

Total current assets	94,623,090	115,689,351

Property and equipment, net	36,752,022	35,420,953

Loan and other costs, net	6,061,083	6,658,442
Goodwill	106,357,614	106,357,614
Intangible assets, net	78,924,063	81,507,812
Other assets	878,843	849,405

Total assets	$323,596,715	$346,483,577

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Floor plan notes payable	$46,241,770	$69,576,130
Current maturities of long-term debt	5,700,000	—
Accounts payable and accrued expenses	14,857,499	17,398,775
Other current liabilities	4,185,393	4,654,260

Total current liabilities	70,984,662	91,629,165
Long-term debt, less current maturities	143,302,379	150,227,419
Deferred income taxes	33,315,825	34,373,793
Other	2,802,746	2,818,419

Total liabilities	250,405,612	279,048,796

Stockholder’s equity
Common stock, $.01 par value: 100 shares issued and outstanding	1	1
Paid-in capital	67,000,000	67,000,000
Retained earnings	6,191,102	434,780

Total stockholder’s equity	73,191,103	67,434,781

Total liabilities and stockholder’s equity	$323,596,715	$346,483,577

See accompanying notes to condensed financial statements.

Lazy Days’ R.V. Center, Inc., a wholly owned

    subsidiary of LD Holdings, Inc.

Condensed Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Revenues
New vehicle	$121,244,274	$120,738,439	$263,773,094	$275,600,558
Pre-owned vehicle	67,235,090	62,074,979	150,560,803	150,911,354
Parts, service and other	11,061,246	10,120,047	23,378,597	22,348,493
Finance and insurance	5,259,021	4,906,585	12,182,047	13,165,269

Total revenues	204,799,631	197,840,050	449,894,541	462,025,674

Cost of revenues
New vehicle	109,973,168	110,543,308	239,121,189	250,741,571
Pre-owned vehicle	59,240,010	55,666,847	132,603,621	133,714,726
Parts, service and other	5,032,037	4,094,422	9,855,831	8,521,841

Total cost of revenues	174,245,215	170,304,577	381,580,641	392,978,138

Gross profit	30,554,416	27,535,473	68,313,900	69,047,536

Selling, general and administrative expenses	23,729,891	26,034,819	48,269,275	48,472,546

Interest expense	5,256,606	3,142,298	10,656,319	4,253,195

Income (loss) before income taxes	1,567,919	(1,641,644)	9,388,306	16,321,795

Income tax expense (benefit)	815,007	(870,722)	3,631,984	5,474,950

Net income (loss)	$752,912	$(770,922)	$5,756,322	$10,846,845

Earnings (loss) per common share:
Basic	$7,529.12	$(3.21)	$57,563.22	$29.47
Diluted	7,529.12	*	57,563.22	7.53

Weighted-average number of shares used in computation of earnings per common share
Basic	100	239,980	100	368,099
Diluted	100	938,921	100	1,440,337

*	Not presented herein since effect is antidilutive.

See accompanying notes to condensed financial statements.

Lazy Days’ R.V. Center, Inc., a wholly owned

    subsidiary of LD Holdings, Inc.

Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30, 2005	June 30, 2004
Cash flows from operating activities
Net income	$5,756,322	$10,846,845
Adjustments to reconcile net income to net cash from operating activities
Depreciation of property and equipment	1,388,217	1,134,444
Depreciation of rental vehicle inventory	2,494,122	—
Amortization of intangible assets	2,583,749	758,438
Amortization and write-off of loan and other costs	597,359	3,095,252
Amortization of discount on long-term debt	134,960	30,044
Loss on debt extinguishment	95,200	—
Deferred income taxes	(1,057,968)	(306,680)
Gain on sale of property and equipment	(2,792)	(3,013)
Change in assets and liabilities:
Receivables	(2,300,825)	(1,660,756)
Inventories	15,653,301	5,996,476
Accounts payable and accrued expenses	(2,541,276)	(4,627,013)
Other assets and liabilities	6,758,522	(4,458,555)

Net cash provided by operating activities	29,558,891	10,805,482

Cash flows from investing activities
Proceeds from sale of property and equipment	9,662	4,396
Purchases of property and equipment	(2,726,156)	(171,712)
Loan and other costs	—	(7,174,786)
Net advances to parent	—	(106,628,556)

Net cash used in investing activities	(2,716,494)	(113,970,658)

Cash flows from financing activities
Net borrowings (payments) under floor plan	(23,334,360)	3,631,872
Net borrowings under revolving line of credit	—	3,000,000
Repayment of long-term debt	(1,455,200)	(57,785,507)
Issuance of long-term debt	—	150,077,200

Net cash (used in) provided by financing activities	(24,789,560)	98,923,565

Net change in cash	2,052,837	(4,241,611)

Cash at beginning of period	5,103,556	8,575,911

Cash at end of period	$7,156,393	$4,334,300

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$10,754,858	$2,120,213
Cash paid (received) during the period for income taxes	4,500,000	10,123,408

Non-cash investing and financing activities in conjuction with a business acquisition:
Fair value of assets acquired	$—	$325,115,634
Liabilities assumed	—	108,038,434

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

In connection with the Acquisition, the Company entered into a management services agreement with BRS and a shareholder of LD Holdings, whereby the parties agreed to provide general management services to the Company, as defined. In exchange for these services, the Company agreed to pay the parties an annual management fee equal to the greater of: 1.75% of the Company’s annual EBITDA, as defined, or $500,000. Management fee expense for the three and six-month periods ended June 30, 2005 was $210,807 and $421,614, respectively. Management fee expense for the three and six-month periods ended June 30, 2004 was $42,446.

NOTE 3 - RECEIVABLES

Receivables consist of the following:

	June 30, 2005	December 31, 2004
Contracts in transit and vehicle receivables	$9,443,195	$8,716,717
Manufacturer receivables	6,110,588	4,525,832
Finance and other receivables	1,239,070	1,390,936

	16,792,853	14,633,485
Less: Allowance for doubtful accounts	(296,389)	(437,846)

	$16,496,464	$14,195,639

Contracts in transit represent receivables from financial institutions for the portion of the vehicle sales price financed by the Company’s customers through financing sources arranged by the Company.

Lazy Days’ R.V. Center, Inc., a wholly owned

subsidiary of LD Holdings, Inc.

Notes to Condensed Financial Statements

NOTE 4 - INVENTORIES

Inventories consist of the following:

	June 30, 2005	December 31, 2004
New recreational vehicles	$46,180,642	$57,996,423
Pre-owned recreational vehicles	21,312,880	20,041,678
Parts, accessories and other	1,294,579	1,322,872

	68,788,101	79,360,973
Less: LIFO reserve	(2,218,211)	(1,252,533)

	66,569,890	78,108,440
Rental recreational vehicles, less accumulated
depreciation of $1,516,969 in 2005 and $2,060,039 in 2004	1,243,534	7,852,407

	$67,813,424	$85,960,847

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS

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

Intangible assets (all acquired in connection with the Acquisition described in Note 2) and the related accumulated amortization are summarized as follows:

	June 30, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Manufacturer relationships	$26,700,000	$750,937	$26,700,000	$417,188
Non-compete agreement	9,000,000	2,025,000	9,000,000	1,125,000
Customer database	3,600,000	3,600,000	3,600,000	2,250,000

	39,300,000	6,375,937	39,300,000	3,792,188
Unamortizable intangible assets:
Trade names and trademarks	46,000,000	—	46,000,000	—

	$85,300,000	$6,375,937	$85,300,000	$3,792,188

Lazy Days’ R.V. Center, Inc., a wholly owned

subsidiary of LD Holdings, Inc.

Notes to Condensed Financial Statements

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS (Continued)

Amortizable intangible assets are being amortized using the straight-line method over forty years for manufacturer relationships, five years for the non-compete agreement and one year for the customer database. Trade names and trademarks are considered to have indefinite useful lives and are not being amortized.

Amortization expense for intangible assets for the three and six-month periods ended June 30, 2005 was $1,066,875 and $2,583,749, respectively. Estimated amortization expense for the six-month period ending December 31, 2005 and for each of the subsequent five years ending December 31 is: 2005 (six- months) - $1,233,750, 2006 - $2,467,500, 2007 - $2,467,500, 2008 - $2,467,500, 2009 - $1,342,500 and 2010 - $667,500.

NOTE 6 - FLOOR PLAN NOTES PAYABLE

Effective with the Acquisition, the Company amended its existing floor plan financing agreement with two financial institutions, collateralized by new and pre-owned recreational vehicles aggregating up to $85,000,000. The entire facility may be used to finance new vehicle inventory but only up to $26,000,000 may be used to finance pre-owned vehicle inventory. On October 28, 2004, the agreement was amended further to permit the Company to use floor plan credit to finance new vehicle inventory to be leased by the Company (“rental vehicle inventory”). Borrowings are not to exceed $5,000,000 in the aggregate for rental vehicle inventory or $35,000 per unit. The financial institutions collateralize all vehicles purchased under these agreements and all receivables generated from the sale of these vehicles. The interest rate charged (6.11% at June 30, 2005) is based on the prime rate or LIBOR. Principal is due upon the sale of the respective vehicle.

The Company’s floor plan notes payable are subject to certain financial and restrictive covenants including debt service coverage ratio; current ratio; and limitations on lease rentals, certain executive compensation, capital expenditures, accounts payable, additional debt, liens, dividends, distributions, certain restricted investments, and certain other corporate activities, all as defined in the credit agreement. The Company was in compliance with all covenants at June 30, 2005.

NOTE 7 - LONG-TERM DEBT

Effective with the Acquisition, the Company entered into a five-year senior secured revolving line of credit facility (the “Revolver”). The facility provides for borrowings up to $15 million, as defined, which includes a $10 million sub-facility for the issuance of letters of credit. There were no outstanding advances under the Revolver at June 30, 2005. The Company had outstanding letters of credit amounting to $2,500,000 at June 30, 2005. Interest on outstanding advances is payable monthly and is based on the prime rate or LIBOR (7.25% at June 30, 2005). Borrowings under the Revolver are collateralized by substantially all of the Company’s assets.

Concurrent with the Acquisition, the Company issued $152 million of unsecured, senior notes (the “Senior Notes”) through a private placement exempt from the registration requirements of the Securities Act. Subsequently, on December 6, 2004, the Company successfully completed the exchange (“Exchange Offer”) of $137 million of its Senior Notes. The remaining Senior Notes totaling $15 million were ineligible for exchange. The Senior Notes mature May 15, 2012 and bear interest at an annual rate of 11.75% payable each November 15 and May 15, to the registered holders at the close of business on November 1 and May 1 immediately preceding the interest payment date. The outstanding balance of unsecured senior notes at June 30, 2005 was $149,002,379, net of unearned discount of $1,637,621.

The Senior Notes rank pari passu with the Company’s existing and future senior debt. The Senior Notes are effectively subordinated to the Revolver and amended floor plan credit facility to the extent of the assets securing such debt.

Lazy Days’ R.V. Center, Inc., a wholly owned

subsidiary of LD Holdings, Inc.

Notes to Condensed Financial Statements

NOTE 7 - LONG-TERM DEBT (Continued)

The Company has the option to redeem the Senior Notes on or after May 15, 2008, at a defined premium plus accrued and unpaid interest to the date of redemption.

The Company shall offer to repurchase Senior Notes from all holders, on a pro rata basis, to the extent of 50% (or 58% in the case of the six-month period ended December 31, 2004) of the Company’s free cash flow, as defined, for any six-month period ending on either June 30 or December 31 or any fiscal year, commencing with the six-month period ended December 31, 2004. To the extent the Company’s free cash flow for any six-month period is less than $1.0 million, the Company may elect not to make a free cash flow offer for such period and, in lieu thereof, add such free cash flow to the amount of free cash flow for the next succeeding six-month period.

In accordance with the Senior Notes’ indenture, the Company made an offer to repurchase Senior Notes to the extent of 58% of the Company’s free cash flow for the six-month period ended December 31, 2004. In May, the offer was completed for $1,456,532, consisting of $1,360,000 in bond redemption, a $95,200 redemption premium and $1,332 in accrued interest. The Company shall offer to repurchase approximately $5,700,000 of Senior Notes for the six-month period ended June 30, 2005; that amount is recorded as a current maturity of long-term debt.

NOTE 8 - EARNINGS PER SHARE

Earnings (loss) per share for the three and six-month periods ended June 30, 2005 and 2004 are computed as follows:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Numerator:
Net income (loss)	$752,912	$(770,922)	$5,756,322	$10,846,845

Denominator:
Weighted-average shares outstanding for basic earnings per share	100	239,980	100	368,099

Effect of dilutive securities-common stock put options of parent	—	698,941	—	1,072,238

Weighted-average shares, for diluted earnings per share	100	938,921	100	1,440,337

Earnings (loss) per common share:
Basic	$7,529.12	$(3.21)	$57,563.22	$29.47
Diluted	7,529.12	*	57,563.22	7.53

*	Not presented herein since effect is antidilutive.

Weighted-average shares outstanding for basic and diluted earnings per share were significantly decreased in conjuction with the Acquisition (see Note 2).

Lazy Days’ R.V. Center, Inc., a wholly owned

subsidiary of LD Holdings, Inc.

Notes to Condensed Financial Statements

NOTE 9 – LD HOLDINGS AND RV ACQUISITION

The balance sheets of LD Holdings, a wholly owned subsidiary of RV Acquisition, consisted of the following:

	June 30, 2005	December 31, 2004
ASSETS:
Investment in Lazydays	$73,191,103	$67,434,781

STOCKHOLDER’S EQUITY
Common stock, Class A	$100	$100
Paid-in capital	49,274,195	49,274,195
Retained earnings	23,916,808	18,160,486

Total stockholder’s equity	$73,191,103	$67,434,781

The balance sheets of RV Acquisition consisted of the following:

	June 30, 2005	December 31, 2004
ASSETS:
Investment in LD Holdings	$73,191,103	$67,434,781

STOCKHOLDER’S EQUITY
Preferred stock, Series A, including accrued dividends of $10,281,226 in 2005 and $5,552,548 in 2004	$72,281,226	$67,552,548

Common stock, $.01 par value	50,000	50,000

Paid-in capital	4,950,000	4,950,000

Accumulated deficit	(4,090,123)	(5,117,767)

Total stockholder’s equity	$73,191,103	$67,434,781

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

Certain Defined Terms

In this report, “Lazydays,” the “Company,” “we,” “us” or “our” refers to Lazy Days’ R.V. Center, Inc. In this report, “Holdings” refers to LD Holdings, Inc., our parent company, and, unless the context otherwise requires, its subsidiaries.

Overview

We are the world’s largest single-site dealer of recreational vehicles (“RVs”) with one of the industry’s broadest selections of new and previously-owned RVs. We are a primary point of distribution for nine of the leading manufacturers in the recreational vehicle retail industry. Located on a 126-acre facility outside of Tampa, Florida, we are widely recognized in the RV community as the premier destination for RV enthusiasts, attracting over 250,000 visitors each year to our RV dealership, and approximately 1.3 million visitors per year to our facility (including visitors to additional attractions that appeal to RV owners located adjacent to our site, namely Camping World, Cracker Barrel and Flying J Travel Plaza). Our facilities feature a number of unique attractions including a 1,200-site outdoor showspace of new and pre-owned RVs, a 230-bay RV servicing facility with a 6,600 sq. ft. Customer Service Pavilion that includes a professional full-time concierge station, complimentary Starbucks coffee concession, luxurious seating areas, flat screen televisions and wireless internet connections. At our 299-site RallyPark, we hold over 100 rallies each year and provide our visitors the opportunity to meet and spend time with other RV enthusiasts. In addition, visitors to our site can enjoy complimentary meals at our Italian style Café or visit our Learning Center for complimentary seminars.

We derive our revenues from sales and rental of new units, sales of pre-owned units, commissions earned on sales of third-party financing and insurance products, service and repairs and visitors fees at RallyPark. In the year ended December 31, 2004, we derived our revenues from these categories in the following percentages, 59.7%, 32.5%, 2.8%, 4.8% and 0.2%, respectively. New and pre-owned unit sales accounted for more than 90% of total revenues.

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

Our gross profit margins on pre-owned vehicles are typically higher on a percentage basis while our gross profit margins on an absolute dollar basis are typically higher on new vehicles. For the year ended December 31, 2004, gross profit margins on new vehicles averaged 8.7% compared to 10.7% for pre-owned vehicles, and our gross profit from sales of new vehicles was $41.4 million and $27.9 million for pre-owned vehicles.

Salaries, commissions and benefits represent the largest component of our total selling, general and administrative (SG&A) expense and comprised more than 50% of total SG&A expense. For the year ended December 31, 2004, approximately 13% of our SG&A expense consisted of commissions for our sales force which are directly correlated to RV vehicle sales levels. SG&A expense has typically tracked revenue on a percentage basis.

Results of Operations

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004 (Unaudited)

Revenues. Revenues increased $7.0 million to $204.8 million in the three months ended June 30, 2005 from $197.8 million in the comparable period in 2004. Total units increased 199 units from 2004. In 2005, we experienced lower volume in new motorized units, as compared to the prior year, while used towable sales increased significantly. Used vehicle sales represented $5.2 million of the $7.0 million increase experienced, driven by sales of travel trailer returns from our rental program.

New Unit Sales. The $0.5 million increase of new vehicle sales was due to $0.9 million of rental income and increases in average selling prices offsetting a decrease in new unit sales from 970 in the three months ended June 30, 2004 to 916 in the comparable period in 2005. Motorized units, specifically Class A gas and diesel units, drove the overall decrease while travel trailers remained relatively flat with a 4 unit decline from 2004.

Pre-Owned Unit Sales. Sales of pre-owned vehicles were strong increasing $5.2 million to $67.2 million in the three months ended June 30, 2005 from $62.0 million in the comparable period in 2004. This increase was primarily attributable to an increase in the average selling price of used motorized units and the number of towable units sold, specifically travel trailer rental units (returns from our rental program). Unit sales of pre-owned vehicles, excluding wholesale units, increased 253 units from 892 in the three months ended June 30, 2004 to 1,145 in the comparable period in 2005. Used towable products increased 234 units from the comparable period in 2004, which was primarily driven by the sale of the rental return units.

Parts, Service and Other Revenues. Parts and service revenues in the three months ended June 30, 2005 increased $0.9 million compared to 2004. This was due to increases in retail and warranty sales.

Finance and Insurance Related Revenues. Finance, insurance and extended warranty related revenues increased from $4.9 million in the three months ended June 30, 2004 to $5.3 million in the comparable period in 2005. The increase in finance, insurance and extended warranty related revenues was primarily attributable to an increase in unit sales coupled with a $0.4 million reduction in chargebacks, offset by a declining rate spread.

Gross Profit. Gross profit consists of gross revenues less our cost of sales and services. Gross profit increased from $27.5 million in the three months ended June 30, 2004 to $30.6 million in the comparable period in 2005. Gross profit margin increased from 13.9% in the three months ended June 30, 2004 to 14.9% in the comparable period in 2005. The increase in gross profit was primarily due to a $2.7 million increase in new and pre-owned vehicle margin coupled with a $0.4 million increase in finance and insurance margin. New vehicle margin increase was due to a $0.9 million increase in manufacturers incentives offsetting the decline in new unit sales and a favorable adjustment to the valuation allowance established relative to the rental vehicle inventory of approximately $0.7 million. Used vehicle margin increases from 2004 was due to a 253 unit increase from the comparable period in 2004. The $0.4 million decrease in chargebacks positively impacted the finance and insurance margin compared to 2004.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, including depreciation and amortization, decreased from $26.0 million, or 13.2% of revenues, in the three months ended June 30, 2004 to $23.7 million, or 11.6% of revenues, in the comparable period in 2005. This decrease was primarily due to a $6.6 million decrease in expenses related to our senior note issuance and acquisition in 2004, offset primarily by increases in marketing expenses related to the launch of our new lifestyle magazine, as well as increases in salary, commissions and benefit expenses in 2005. Historically, salary, commissions and benefits have comprised the majority of our total selling, general and administrative expenses, and were equal to 54.4% of selling, general and administrative expenses in the three months ended June 30, 2005, as compared to 40.4% in the comparable period in 2004. Additionally, depreciation and amortization increased by $1.2 million over the comparable period in 2004.

Operating Profit. Operating profit represents our gross profit, less selling, general and administrative expenses and depreciation and amortization. Operating profit increased from $1.5 million in the three months ended June 30, 2004 to $6.8 million in the comparable period in 2005. This increase was due to decreased selling, general and administrative expenses and the overall increase in gross profit.

Interest Expense—Floor Plan Credit Facility. Interest expense on our floor plan credit facility increased from $0.5 million in the three months ended June 30, 2004 to $0.8 million in the comparable period in 2005. This was attributable to an increase in average outstanding borrowings and adjustments in applicable interest rates under the floor plan credit facility due to increases in short-term interest rates during the period.

Other Interest Expense. Other interest expense in 2005 was related to interest payments under our Senior Notes and in 2004 on our senior credit facility. Other interest expense increased from $2.6 million in the three months ended June 30, 2004 to $4.5 million in the comparable period in 2005. This increase was attributable to the interest paid on our senior notes.

Income Tax Expense. Income tax expense increased from a benefit of $0.9 million in the three months ended June 30, 2004 to expense of $0.8 million in the comparable period in 2005. This increase was primarily attributable to the $3.2 million increase in pre-tax income we experienced during the three-month period ended June 30, 2005 compared to the first quarter of 2004.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004 (Unaudited)

Revenues. Revenues decreased $12.1 million to $449.9 million in the six months ended June 30, 2005 from $462.0 million in the comparable period in 2004. In 2005, we experienced significantly lower volume in motorized units, as compared to the prior year, while towable sales increased.

New Unit Sales. The $11.8 million decrease of new vehicle sales was due to a decrease in new unit sales from 2,235 in the six months ended June 30, 2004 to 2,023 in the comparable period in 2005. Motorized, specifically Class A gas units, drove the overall decrease from 2004. Travel trailer sales increased marginally over last year, while fifth wheel sales were off slightly. Rental income of $3.6 million somewhat offset the decline from the prior year.

Pre-Owned Unit Sales. Sales of pre-owned vehicles decreased from $150.9 million in the six months ended June 30, 2004 to $150.6 million in the comparable period in 2005. This decrease was primarily attributable to a 133 unit reduction in motorized units, specifically Class A gas units, offset by a 355 towable unit (primarily returns from our rental program) increase. Used units increased 222 units from 2,270 in the six months ended June 30, 2004 to 2,492 in the comparable period in 2005

Parts, Service and Other Revenues. Parts and service revenues in the six months ended June 30, 2005 increased $1.0 million compared to six months ended June 30, 2004. The increase was due to an increase in retail and warranty sales.

Finance and Insurance Related Revenues. Finance, insurance and extended warranty related revenues decreased from $13.2 million in the six months ended June 30, 2004 to $12.2 million in the comparable period in 2005. The decrease in finance, insurance and extended warranty related revenues was primarily attributable to a decrease in motorized unit sales coupled with a decrease in the percentage of units for which we arranged financing, offset partially by a reduction in our chargebacks. Chargebacks typically decrease in an increasing interest rate environment. Less finance opportunities exist for towable product sales as these customers do not finance as often as motorized customers.

Gross Profit. Gross profit decreased slightly from $69.0 million in the six months ended June 30, 2004 to $68.3 million in the comparable period in 2005. Gross profit margin as a percentage of revenue increased slightly from 14.9% in the six months ended June 30, 2004 to 15.2% in the comparable period in 2005. The lower volume in motorized new and used unit sales, offset by a $1.5 million increase in manufacturer incentives and a $0.7 million favorable adjustment to the valuation allowance established relative to the rental vehicle inventory drove vehicle margin down $0.6 million compared to the prior year. Furthermore, decreases in parts and service margin of $0.3 million and finance and insurance margin of $1.0 million, offset by a $1.1 million increase in rental margin and $0.1 million increase in RallyPark drove the overall gross profit down year-over-year. The $1.0 million decrease in the finance and insurance margin was due to a shift in model mix, offset by a year-to-date reduction in chargebacks.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, including depreciation and amortization, decreased slightly from $48.5 million in the six months ended June 30, 2004 to $48.3 million, in the comparable period in 2005. This decrease was primarily due to a $6.6 million decrease in expenses related to our senior note issuance and acquisition in 2004 offset primarily by increases in salary, commissions and benefit expenses and increases in rent expense, marketing initiatives (new magazine), non-compete fees, management fees, depreciation and professional services in 2005.

Operating Profit. Operating profit represents our gross profit, less selling, general and administrative expenses and depreciation and amortization. Operating profit decreased from $20.6 million in the six months ended June 30, 2004 to $20.0 million in the comparable period in 2005. This decrease was due to a $0.7 million decline in gross profit offset by by a slight decrease in selling, general and administrative expenses.

Interest Expense—Floor Plan Credit Facility. Interest expense on our floor plan credit facility increased from $1.0 million in the six months ended June 30, 2004 to $1.7 million in the comparable period in 2005. This was attributable to an increase in average outstanding borrowings and adjustments in applicable interest rates under the floor plan credit facility due to increases in short-term interest rates during the period.

Other Interest Expense. Other interest expense in 2005 was related to interest payments under our Senior Notes and in 2004 on our senior credit facility. Other interest expense increased from $3.3 million in the six months ended June 30, 2004 to $9.0 million in the comparable period in 2005. This increase was attributable to the interest paid on our Senior Notes.

Income Tax Expense. Income tax expense decreased from $5.5 million in the six months ended June 30, 2004 to $3.6 million in the comparable period in 2005. This decrease was primarily attributable to the $6.9 million decrease in pre-tax income (driven by increased interest expense) we experienced during the six-month period ended June 30, 2005 compared to the same period in 2004.

Liquidity and Capital Resources

Liquidity. Historically, we have satisfied our liquidity needs through cash from operations and various borrowing arrangements. Our cash requirements consist principally of scheduled payments of principal and interest on outstanding indebtedness (including indebtedness under our amended floor plan credit facility), capital expenditures, salary and sales commissions, lease expenses and the acquisition of inventory. Based upon our current level of operations, we believe that our cash flow from operations, available cash and available borrowings under the new senior secured revolving credit facility will be adequate to meet our future liquidity needs for the foreseeable future.

Operating Activities. Net cash provided by operating activities during the six months ended June 30, 2005 was equal to $29.6 million, compared with net cash provided by operating activities of $10.8 million during the comparable period in 2004. This increase in net cash provided by operating activities for 2005 was primarily the result of a decrease in inventories and refunds of tax payments made in prior periods offset by a decrease in net income (driven by decreases in new unit sales) and an increase in accounts receivable.

Investing Activities. Net cash used in investing activities was $2.7 million during the six months ended June 30, 2005, compared with net cash used in investing activities of $114.0 million during the comparable period in 2004. The decrease in net cash used in investing activities during the six-month period ended June 30, 2005 versus 2004 was primarily attributable to $113.8 million in investing activities attributable to the acquisition which occurred during 2004.

Financing Activities. Net cash used in financing activities during the six months ended June 30, 2005 was $24.8 million, compared to $98.9 million provided by financing activities during the comparable period in 2004. The increase in cash used in financing activities was due to $95.3 million of net proceeds received from the acquisition in 2004 offset by net payments under our floor plan agreement in 2005.

Working Capital. Working capital, including cash and cash equivalents, totaled approximately $23.6 million at June 30, 2005. We maintain sizable inventories in order to meet the expectations of our customers, and believe that we will continue to require working capital consistent with past experience. Historically, we have funded our operations with internally generated cash flow and borrowings. Changes in our working capital are driven primarily by our profit levels.

Our principal sources of funds are cash flows from operating activities and available borrowings under our new senior secured revolving credit facility and amended floor plan credit facility. As of June 30, 2005, we had $85.0 million of borrowing capacity and $38.8 million of availability under our amended floor plan credit facility and $15.0 million of borrowing capacity and $12.5 million of availability under our new senior secured revolving credit facility. We have nothing drawn under our senior secured revolving credit facility, while $2.5 million of availability has been used to support letter of credit obligations under our letter of credit subfacility.

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

We anticipate that we will spend approximately $4.9 million on capital expenditures in 2005, of which approximately $3.2 million will be used to upgrade our existing software and approximately $1.7 million will be used to maintain our facilities, and we expect to spend similar amounts on maintenance expenditures in subsequent periods. As of June 30, 2005, our capital expenditures approximated $2.7 million for the six-month period ended June 30, 2005. Our senior secured revolving credit facility and amended floor plan credit facility limits our ability to make capital expenditures in excess of $5.0 million per annum.

In May of 2005 we amended our floor plan credit facility to calculate our capital expense limitation on a per annum basis in a manner consistent with the capital expense limitations under our new senior secured credit facility.

Based on current estimates, management believes that the amount of capital expenditures permitted to be made under our senior secured revolving credit facility and amended floor plan credit facility will be adequate to grow our business according to our business strategy and to maintain the properties and business of our continuing operations.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual and commercial commitments as of June 30, 2005:

Payments Due by Period

	Total	< 1 year	1 - 3 years	4-5 years	> 5 years
Contractual Obligations
Senior notes (1)	$150,640,000	$—	$—	$—	$150,640,000
Operating lease obligations	91,122,593	5,657,974	16,186,555	10,289,371	58,988,693
Floor plan notes payable	46,241,770	46,241,770	—	—	—

Total contractual cash obligations	$288,004,363	$51,899,744	$16,186,555	$10,289,371	$209,628,693

(1)	Does not reflect any potential redemptions by noteholders associated with any free cash flow offer made by the Company in connection with our senior notes.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. The following are among the factors that could cause actual results to differ materially from the forward-looking statements. There may be other factors, including those discussed elsewhere in this report, which may cause our actual results to differ materially from the forward-looking statements. Any forward-looking statements should be considered in light of the risk factors specified in our annual report on Form 10-K for the fiscal year ended December 31, 2004, some of which are summarized below.

•	changes from anticipated levels of sales, whether due to future national or regional economic and competitive conditions, including new into the industry, customer acceptance of existing and new products, consumer confidence or otherwise;

•	significant indebtedness that may limit our financial and operational flexibility;

•	increased interest rates which increase the cost of financing vehicle purchases;

•	higher fuel costs which may deter purchases of recreational vehicles;

•	actions of current or new competitors that increase competition with respect to prices and services;

•	increased advertising costs associated with promotional efforts;

•	pending or new litigation or governmental regulations;

•	severe weather events and other natural disasters which could impact our single-site location near Tampa, Florida;

•	other uncertainties which are difficult to predict or beyond our control; and

•	the risk that we incorrectly analyze these risks and forces, or that the strategies we develop to address them could be unsuccessful.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rates. We are exposed to market risk from changes in the interest rates on a portion of our outstanding indebtedness. Outstanding balances under our senior secured revolving credit facility bear interest at a variable rate on prime or LIBOR as adjusted each interest period. There were no borrowings outstanding at June 30, 2005 under this revolving credit facility. Amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on prime or LIBOR as adjusted each interest period. As of June 30, 2005, based on the aggregate amount of $46.2 million outstanding under our amended floor plan financing facility as of such date, a 100 basis point change in interest rates would have changed our annual floor plan interest expense by approximately $0.5 million.

We continually evaluate our exposure to interest rate fluctuations and follow established policies and procedures to implement strategies designed to manage the amount of variable rate indebtedness outstanding at any point in time in an effort to mitigate the effect of interest rate fluctuations on our earnings and cash flows.

Interest rate fluctuations affect the fair market value of our fixed rate debt, including the Senior Notes, but with respect to such fixed rate instruments, do not impact our earnings or cash flows.

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

We have a single location near Tampa, Florida, which is in close proximity to the Gulf of Mexico. As a single-site operator, a severe weather event such as a hurricane could cause severe damage to our property and inventory. Although we believe we have adequate insurance coverage, if we were to experience a catastrophic loss, we may exceed our policy limits and/or we may have difficulty obtaining similar insurance coverage in the future. There was minimal impact to our facility as a result of hurricane activity throughout the state of Florida in 2004.

ITEM 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2005. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to our Company, is made known to the chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by our Company in the reports that we file or submit, or would have filed or submitted, under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms.

No change in our internal control over financial reporting occurred during the three and six-months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

Not applicable.

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

Lazy Days’ R.V. Center, Inc.

“/s/ John Horton”
By:	John Horton
Its:	Chief Executive Officer

“/s/ Charles L. Thibault”
By:	Charles L. Thibault
Its:	Chief Financial Officer

Dated: August 15, 2005

EXHIBIT INDEX

Number	Description of Exhibits
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002