Form 10-Q
period 2005-09-30
Lazy Days R.V. Center, Inc.
filed 2005-11-14
CIK 1296937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule (12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 14, 2005, the registrant had 100 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Lazy Days’ R.V. Center, Inc., a wholly owned subsidiary of LD Holdings, Inc.

Condensed Balance Sheets

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets
Cash	$6,490,017	$5,103,556
Receivables, net	18,139,549	14,195,639
Refundable income taxes	—	7,503,869
Inventories	78,429,926	85,960,847
Other current assets	2,994,805	2,925,440

Total current assets	106,054,297	115,689,351

Property and equipment, net	37,170,947	35,420,953

Loan and other costs, net	5,786,974	6,658,442
Goodwill	106,357,614	106,357,614
Intangible assets, net	78,307,188	81,507,812
Other assets	865,574	849,405

Total assets	$334,542,594	$346,483,577

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Floor plan notes payable	$57,459,497	$69,576,130
Current maturities of long-term debt	5,241,459	—
Accounts payable and accrued expenses	10,155,253	15,116,664
Accrued interest	6,686,742	2,282,111
Other current liabilities	2,555,723	4,654,260
Income taxes payable	1,133,509	—

Total current liabilities	83,232,183	91,629,165

Long-term debt, less current maturities	143,825,928	150,227,419
Deferred income taxes	33,039,966	34,373,793
Other	2,789,861	2,818,419

Total liabilities	262,887,938	279,048,796

Stockholder’s equity
Common stock, $.01 par value: 100 shares issued and outstanding	1	1
Paid-in capital	67,000,000	67,000,000
Retained earnings	4,654,655	434,780

Total stockholder’s equity	71,654,656	67,434,781

Total liabilities and stockholder’s equity	$334,542,594	$346,483,577

See accompanying notes to condensed financial statements.

Lazy Days’ R.V. Center, Inc., a wholly owned subsidiary of LD Holdings, Inc.

Condensed Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Revenues
New vehicle	$100,317,796	$90,277,420	$364,090,890	$365,877,978
Pre-owned vehicle	55,267,427	52,004,073	205,828,230	202,915,427
Parts, service and other	9,230,640	8,114,585	32,609,237	30,463,078
Finance and insurance	4,058,384	4,088,037	16,240,431	17,253,306

Total revenues	168,874,247	154,484,115	618,768,788	616,509,789

Cost of revenues
New vehicle	91,550,587	81,444,600	330,671,776	331,771,932
Pre-owned vehicle	48,699,566	47,029,335	181,303,187	180,540,033
Parts, service and other	4,321,373	3,998,910	14,177,204	13,139,018

Total cost of revenues	144,571,526	132,472,845	526,152,167	525,450,983

Gross profit	24,302,721	22,011,270	92,616,621	91,058,806

Selling, general and administrative expenses	21,534,884	19,778,667	69,804,159	68,251,214

Interest expense	5,260,735	5,143,811	15,917,054	9,397,005

Income (loss) before income taxes	(2,492,898)	(2,911,208)	6,895,408	13,410,587

Income tax expense (benefit)	(956,451)	(478,021)	2,675,533	4,996,929

Net income (loss)	$(1,536,447)	$(2,433,187)	$4,219,875	$8,413,658

Earnings (loss) per common share:
Basic	$(15,364.47)	$(24,331.87)	$42,198.75	$34.41
Diluted	(15,364.47)	(24,331.87)	42,198.75	8.79

Weighted-average number of shares used in the computation of earnings (loss) per common share:
Basic	100	100	100	244,537
Diluted	100	100	100	956,754

See accompanying notes to condensed financial statements.

Lazy Days’ R.V. Center, Inc., a wholly owned subsidiary of LD Holdings, Inc.

Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30, 2005	September 30, 2004
Cash flows from operating activities
Net income	$4,219,875	$8,413,658
Adjustments to reconcile net income to net cash from operating activities
Depreciation of property and equipment	2,124,401	1,559,629
Depreciation of rental vehicle inventory	2,860,069	235,725
Amortization of intangible costs	3,200,624	2,275,312
Amortization and write-off of loan and other costs	871,468	3,362,441
Amortization of discount on long-term debt	194,509	90,131
Loss on debt extinguishment	95,200	—
Deferred income taxes	(1,333,827)	(306,680)
Gain on sale of property and equipment	(1,451)	(3,212)
Change in assets and liabilities
Receivables	(3,943,910)	6,130,273
Inventories	4,670,852	(3,893,380)
Accounts payable and accrued expenses	(4,961,411)	(5,426,658)
Income taxes	8,637,378	(6,196,053)
Other assets and liabilities	2,192,002	3,897,298

Net cash provided by operating activities	18,825,779	10,138,484

Cash flows from investing activities
Proceeds from sale of property and equipment	11,905	4,696
Purchases of property and equipment	(3,884,849)	(1,269,470)
Net advances to parent	—	(106,611,394)

Net cash used in investing activities	(3,872,944)	(107,876,168)

Cash flows from financing activities
Net borrowings (payments) under floor plan	(12,116,633)	9,847,756
Loan and other costs	—	(7,174,786)
Repayment of long-term debt	(1,449,741)	(57,815,551)
Issuance of long-term debt	—	150,077,200

Net cash (used in) provided by financing activities	(13,566,374)	94,934,619

Net change in cash	1,386,461	(2,803,065)

Cash at beginning of period	5,103,556	8,575,911

Cash at end of period	$6,490,017	$5,772,846

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$11,514,186	$3,021,196
Cash paid (received) during the period for income taxes	(4,628,018)	10,123,408

Non-cash investing and financing activities in conjuction with a business acquisition:
Fair value of assets acquired	$—	$325,115,634
Liabilities assumed	—	108,038,434

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

In connection with the Acquisition, the Company entered into a management services agreement with BRS and a shareholder of LD Holdings, whereby the parties agreed to provide general management services to the Company, as defined. In exchange for these services, the Company agreed to pay the parties an annual management fee equal to the greater of: 1.75% of the Company’s annual EBITDA, as defined, or $500,000. Management fee expense for the three and nine-month periods ended September 30, 2005 was $152,235 and $573,849, respectively. Management fee expense for the three and nine-month periods ended September 30, 2004 was $84,892 and $127,338, respectively.

NOTE 3 - RECEIVABLES

Receivables consist of the following:

	September 30, 2005	December 31, 2004
Contracts in transit and vehicle receivables	$12,177,169	$8,716,717
Manufacturer receivables	5,041,508	4,525,832
Finance and other receivables	1,276,212	1,390,936

	18,494,889	14,633,485

Less: Allowance for doubtful accounts	(355,340)	(437,846)

	$18,139,549	$14,195,639

Contracts in transit represent receivables from financial institutions for the portion of the vehicle sales price financed by the Company’s customers through financing sources arranged by the Company.

Lazy Days’ R.V. Center, Inc., a wholly owned

subsidiary of LD Holdings, Inc.

Notes to Condensed Financial Statements

NOTE 4 - INVENTORIES

Inventories consist of the following:

	September 30, 2005	December 31, 2004
New recreational vehicles	$55,190,135	$57,996,423
Pre-owned recreational vehicles	23,510,138	20,041,678
Parts, accessories and other	1,182,985	1,322,872

	79,883,258	79,360,973

Less: LIFO reserve	(2,985,351)	(1,252,533)

	76,897,907	78,108,440

Rental recreational vehicles, less accumulated depreciation of $662,793 in 2005 and $2,060,039 in 2004	1,532,019	7,852,407

	$78,429,926	$85,960,847

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

Intangible assets (all acquired in connection with the Acquisition described in Note 2) and the related accumulated amortization are summarized as follows:

	September 30, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Manufacturer relationships	$26,700,000	$917,812	$26,700,000	$417,188
Non-compete agreement	9,000,000	2,475,000	9,000,000	1,125,000
Customer database	3,600,000	3,600,000	3,600,000	2,250,000

	39,300,000	6,992,812	39,300,000	3,792,188

Unamortizable intangible assets:
Trade names and trademarks	46,000,000	—	46,000,000	—

	$85,300,000	$6,992,812	$85,300,000	$3,792,188

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

Amortization expense for intangible assets for the three and nine-month periods ended September 30, 2005 was $616,875 and $3,200,624, respectively. Estimated amortization expense for the three-month period ending December 31, 2005 and for each of the subsequent five years ending December 31 is: 2005 (three-months) - $616,875, 2006 - $2,467,500, 2007 - $2,467,500, 2008 - $2,467,500, 2009 - $1,342,500 and 2010 - $667,500.

NOTE 6 - FLOOR PLAN NOTES PAYABLE

Effective with the Acquisition, the Company amended its existing floor plan financing agreement with two financial institutions, collateralized by new and pre-owned recreational vehicles aggregating up to $85,000,000. The entire facility may be used to finance new vehicle inventory but only up to $26,000,000 may be used to finance pre-owned vehicle inventory. On October 28, 2004, the agreement was amended further to permit the Company to use floor plan credit to finance new vehicle inventory to be leased by the Company (“rental vehicle inventory”). Borrowings are not to exceed $5,000,000 in the aggregate for rental vehicle inventory or $35,000 per unit. The financial institutions collateralize all vehicles purchased under these agreements and all receivables generated from the sale of these vehicles. The interest rate charged (6.69% at September 30, 2005) is based on the prime rate or LIBOR. Principal is due upon the sale of the respective vehicle.

The Company’s floor plan notes payable are subject to certain financial and restrictive covenants including debt service coverage ratio; current ratio; and limitations on lease rentals, certain executive compensation, capital expenditures, accounts payable, additional debt, liens, dividends, distributions, certain restricted investments, and certain other corporate activities, all as defined in the credit agreement. The Company was in compliance with all covenants at September 30, 2005.

NOTE 7 - LONG-TERM DEBT

Effective with the Acquisition, the Company entered into a five-year senior secured revolving line of credit facility (the “Revolver”). The facility provides for borrowings up to $15 million, as defined, which includes a $10 million sub-facility for the issuance of letters of credit. There were no outstanding advances under the Revolver at September 30, 2005. The Company had outstanding letters of credit amounting to $2,500,000 at September 30, 2005. Interest on outstanding advances is payable monthly and is based on the prime rate or LIBOR (7.75% at September 30, 2005). Borrowings under the Revolver are collateralized by substantially all of the Company’s assets.

Concurrent with the Acquisition, the Company issued $152 million of unsecured, senior notes (the “Senior Notes”) through a private placement exempt from the registration requirements of the Securities Act. Subsequently, on December 6, 2004, the Company successfully completed the exchange (“Exchange Offer”) of $137 million of its Senior Notes. The remaining Senior Notes totaling $15 million were ineligible for exchange. The Senior Notes mature May 15, 2012 and bear interest at an annual rate of 11.75% payable each November 15 and May 15, to the registered holders at the close of business on November 1 and May 1 immediately preceding the interest payment date. The outstanding balance of unsecured senior notes at September 30, 2005 was $149,062,928, net of unearned discount of $1,578,072.

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

The Company is obligated to repurchase Senior Notes from all holders, on a pro rata basis, to the extent of 50% (or 58% in the case of the six-month period ended December 31, 2004) of the Company’s free cash flow, as defined, for any six-month period ending on either June 30 or December 31 or any fiscal year. To the extent the Company’s free cash flow for any six-month period is less than $1.0 million, the Company may elect not to make a free cash flow offer for such period and, in lieu thereof, add such free cash flow to the amount of free cash flow for the next succeeding six-month period.

In accordance with the Senior Notes’ indenture, the Company made an offer to repurchase Senior Notes to the extent of 50% of the Company’s free cash flow for the six-month period ended June 30, 2005. In October, the offer was completed for $5,746,080, consisting of $5,237,000 in bond redemption (amount recorded as a current maturity of long-term debt), a $252,685 redemption premium and $256,395 in accrued interest.

NOTE 8 - EARNINGS PER SHARE

Earnings (loss) per share for the three and nine-month periods ended September 30, 2005 and 2004 are computed as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Numerator:
Net income (loss)	$(1,536,447)	$(2,433,187)	$4,219,875	$8,413,658

Denominator:
Weighted-average shares outstanding for basic earnings per share	100	100	100	244,537

Effect of dilutive securities-common stock put options of parent	—	—	—	712,217

Weighted-average shares, for diluted earnings per share	100	100	100	956,754

Earnings (loss) per common share:
Basic	$(15,364.47)	$(24,331.87)	$42,198.75	$34.41
Diluted	(15,364.47)	(24,331.87)	42,198.75	8.79

Weighted-average shares outstanding for basic and diluted earnings per share were significantly decreased in conjuction with the Acquisition (see Note 2).

Lazy Days’ R.V. Center, Inc., a wholly owned

subsidiary of LD Holdings, Inc.

Notes to Condensed Financial Statements

NOTE 9 – LD HOLDINGS AND RV ACQUISITION

The balance sheets of LD Holdings, a wholly owned subsidiary of RV Acquisition, consisted of the following:

	September 30, 2005	December 31, 2004
ASSETS:
Investment in Lazydays	$71,654,656	$67,434,781

STOCKHOLDER’S EQUITY
Common stock, Class A	$100	$100
Paid-in capital	49,274,195	49,274,195
Retained earnings	22,380,361	18,160,486

Total stockholder’s equity	$71,654,656	$67,434,781

The balance sheets of RV Acquisition consisted of the following:

	September 30, 2005	December 31, 2004
ASSETS:
Investment in LD Holdings	$71,654,656	$67,434,781

STOCKHOLDER’S EQUITY
Preferred stock, Series A, including accrued dividends of $12,811,069 in 2005 and $5,552,548 in 2004	$74,811,069	$67,552,548
Common stock, $.01 par value	50,000	50,000
Paid-in capital	4,950,000	4,950,000
Accumulated deficit	(8,156,413)	(5,117,767)

Total stockholder’s equity	$71,654,656	$67,434,781

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

Forward-Looking information

Some of the statements contained in this report are forward-looking in nature. In some cases, you can identify forward-looking statements by terminology such as “believes,” “expects,” “may,” “will,” “should,” “anticipates” or “intends” or the negative of such terms or other comparable terminology, or by discussions of strategy. Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties and assumptions. Consequently, our actual results may materially differ from those projected by any forward-looking statements. Some of the risks and uncertainties are discussed below in “—Cautionary Statement for Forward-Looking Information” and elsewhere in this report.

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

Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004 (Unaudited)

Revenues. Revenues increased $14.4 million to $168.9 million in the three months ended September 30, 2005 from $154.5 million in the comparable period in 2004. Total new and pre-owned units sold increased 323 units from 2004. In 2005, we experienced increased volume in motorized and towable units, as compared to the prior year. New vehicle sales drove the increase and represented $10.0 million of the $14.4 million increase experienced, driven by increased motorized sales and travel trailer sales to FEMA. Pre-owned vehicle sales were also strong compared to the prior year; representing $3.3 million of the increase experienced.

New Unit Sales. The $10.0 million increase of new vehicle sales was due to $0.5 million of rental income and an increase in new unit sales from 840 in the three months ended September 30, 2004 to 970 in the comparable period in 2005. Towable units drove the increase including 247 travel trailers sold to FEMA. Class A gas units declined slightly as Class A diesel and Class C units increased 4.4% and 58.2%, respectively. We continue to receive rental income from rental units leased during the 2004 hurricane season as lessees continue to extend their leases. More recently, we entered into short-term lease agreements with FEMA for an additional 25 Class C units. New unit sales by class in the three months ended September 30, 2005 compared to the three months ended September 30, 2004 is summarized as follows:

	Three Months Ended
	September 30, 2005	September 30, 2004
Class A - Diesel	285	273
Class A - Gas	139	151
Class C	87	55

Total Motorized	511	479

Fifth Wheel	119	140
Travel Trailer	340	221

Total Towable	459	361

Total New Units	970	840

Pre-Owned Unit Sales. Sales of pre-owned vehicles were strongs increasing $3.3 million to $55.3 million in the three months ended September 30, 2005 from $52.0 million in the comparable period in 2004. This increase was primarily attributable to an increase in the average selling price of used motorized units and an increase in the number of towable units sold, specifically travel trailer rental units (returns from our rental program). Unit sales of pre-owned vehicles, excluding wholesale units, increased 193 units from 726 in the three months ended September 30, 2004 to 919 in the comparable period in 2005. Pre-owned travel trailers increased 193 units from the comparable period in 2004, which was primarily driven by the sale of the rental return units. Pre-owned unit sales by class in the three months ended September 30, 2005 compared to the three months ended September 30, 2004 is summarized as follows:

	Three Months Ended
	September 30, 2005	September 30, 2004
Class A - Diesel	250	206
Class A - Gas	200	247
Class C	82	70

Total Motorized	532	523

Fifth Wheel	72	74
Travel Trailer	263	70
Other	52	59

Total Towable	387	203

Total Pre-Owned Units	919	726

Parts, Service and Other Revenues. Parts and service revenues in the three months ended September 30, 2005 increased $1.1 million compared to 2004. This was due to increases in retail and warranty sales.

Finance and Insurance Related Revenues. Finance, insurance and extended warranty related revenues remained relatively flat in the three months ended September 30, 2005 compared to the same period in 2004. Financing opportunites decrease with towable products and FEMA units which are not candidates for financing. The decrease in finance opportunites coupled with a declining interest rate spread due to rising interest rates caused finance and insurance related revenue to decrease.

Gross Profit. Gross profit consists of gross revenues less our cost of sales and services. Gross profit increased from $22.0 million in the three months ended September 30, 2004 to $24.3 million in the comparable period in 2005. Gross profit margin increased from 14.2% in the three months ended September 30, 2004 to 14.4% in the comparable period in 2005. The increase in gross profit was primarily due to a $1.6 million increase in pre-owned vehicle margin and a $0.8 million increase in parts, service and other margin offset by a slight decline in new vehicle margin. New vehicle margin was positively impacted by $0.5 million of rental profit. Pre-owned vehicle margin increase was due to increased volume; specifically travel trailer sales. Parts, service and other margin increased due to increased retail and warranty sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, including depreciation and amortization, increased from $19.8 million, or 12.8% of revenues, in the three months ended September 30, 2004 to $21.5 million, remaining at 12.8% of revenues, in the comparable period in 2005. This increase was primarily due to increases in professional services expense, rent expense and marketing expenses related to the launch of our new lifestyle magazine, as well as increases in salary, commissions and benefit expenses in 2005.

Operating Profit. Operating profit represents our gross profit, less selling, general and administrative expenses including depreciation and amortization. Operating profit increased from $2.2 million in the three months ended September 30, 2004 to $2.8 million in the comparable period in 2005. This increase was due to the overall increase in gross profit offset in part by increased selling, general and administrative expenses.

Interest Expense—Floor Plan Credit Facility. Interest expense on our floor plan credit facility increased from $0.7 million in the three months ended September 30, 2004 to $0.8 million in the comparable period in 2005. This was attributable to an increase in applicable interest rates under the floor plan credit facility due to increases in short-term interest rates during the period.

Other Interest Expense. Other interest expense was related to interest expense under our Senior Notes and in 2004 on our senior credit facility. Other interest expense increased slightly from $4.4 million in the three months ended September 30, 2004 to $4.5 million in the comparable period in 2005.

Income Tax Benefit. Income tax benefit increased from $0.5 million in the three months ended September 30, 2004 to $1.0 million in the comparable period in 2005. This increase was primarily attributable to adjustments made during the quarter ended September 30, 2004 to arrive at the full year expected tax rate.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004 (Unaudited)

Revenues. Revenues increased $2.3 million to $618.8 million in the nine months ended September 30, 2005 from $616.5 million in the comparable period in 2004. In 2005, we experienced significantly lower volume in motorized units, as compared to the prior year, while towable unit sales increased.

New Unit Sales. The $1.8 million decrease of new vehicle sales was due to a decrease in new unit sales from 3,075 in the nine months ended September 30, 2004 to 2,993 in the comparable period in 2005. Motorized, specifically Class A units, drove the overall decrease from 2004. Travel trailer sales increased as sales to FEMA drove the increase over last year, while Fifth wheel sales were off 42 units. Despite the decrease mentioned above, rental income offset the decline by $4.1 million from the prior year. New unit sales by class in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 is summarized as follows:

	Nine Months Ended
	September 30, 2005	September 30, 2004
Class A - Diesel	1,104	1,202
Class A - Gas	567	683
Class C	246	203

Total Motorized	1,917	2,088

Fifth Wheel	495	537
Travel Trailer	581	450

Total Towable	1,076	987

Total New Units	2,993	3,075

Pre-Owned Unit Sales. Sales of pre-owned vehicles increased from $202.9 million in the nine months ended September 30, 2004 to $205.8 million in the comparable period in 2005. This increase was primarily attributable to a 561 unit increase in travel trailers, specifically resales of returns from our rental program, offset by a 124 motorized unit decline. Pre-owned sales increased 415 units from 2,996 in the nine months ended September 30, 2004 to 3,411 in the comparable period in 2005. Pre-owned unit sales by class in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 is summarized as follows:

	Nine Months Ended
	September 30, 2005	September 30, 2004
Class A - Diesel	917	903
Class A - Gas	826	949
Class C	311	326

Total Motorized	2,054	2,178

Fifth Wheel	322	324
Travel Trailer	789	228
Other	246	266

Total Towable	1,357	818

Total Pre-Owned Units	3,411	2,996

Parts, Service and Other Revenues. Parts and service revenues in the nine months ended September 30, 2005 increased $2.1 million compared to the nine months ended September 30, 2004. The increase was due to an increase in retail and warranty sales.

Finance and Insurance Related Revenues. Finance, insurance and extended warranty related revenues decreased from $17.3 million in the nine months ended September 30, 2004 to $16.2 million in the comparable period in 2005. The decrease in finance, insurance and extended warranty related revenues was primarily attributable to a decrease in motorized unit sales coupled with a decrease in the percentage of units for which we arranged financing, offset partially by a reduction in our chargebacks. Chargebacks typically decrease in an increasing interest rate environment. In addition, fewer finance opportunities exist for towable product sales and no finance opportunities exist for FEMA sales.

Gross Profit. Gross profit increased to $92.6 million in the nine months ended September 30, 2005 from $91.1 million in the comparable period in 2004. Gross profit margin as a percentage of revenue increased from 14.8% in the nine months ended September 30, 2004 to 15.0% in the comparable period in 2005. New and pre-owned vehicle margin increased $1.5 million year over year. This was due to a $1.1 million increase in manufacturer incentives, a $0.8 million favorable adjustment to the valuation allowance established relative to the rental vehicle inventory and a significant increase in new and used travel trailer sales offset by lower volume in new and used motorized unit sales. Furthermore, parts and service margin increased $1.1 million, rental income increased $1.4 million and finance and insurance margin declined $1.0 million year over year. The $1.0 million decrease in the finance and insurance margin was due to a shift in model mix, offset by a $0.2 million year-to-date reduction in chargebacks.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, including depreciation and amortization, increased slightly from $68.3 million in the nine months ended September 30, 2004 to $69.8 million, in the comparable period in 2005. This increase was primarily due to a $6.6 million decrease in expenses related to our senior note issuance and acquisition in 2004 offset primarily by increases in salary, commissions and benefit expenses and increases in rent expense, marketing initiatives (including the launch of our new lifestyle magazine), non-compete fees, management fees, depreciation and professional services in 2005.

Operating Profit. Operating profit represents our gross profit, less selling, general and administrative expenses and depreciation and amortization. Operating profit remained relatively flat at $22.8 million in the nine months ended September 30, 2005 and 2004.

Interest Expense—Floor Plan Credit Facility. Interest expense on our floor plan credit facility increased from $1.6 million in the nine months ended September 30, 2004 to $2.4 million in the comparable period in 2005. This was attributable to an increase in average outstanding borrowings and adjustments in applicable interest rates under the floor plan credit facility due to increases in short-term interest rates during the period.

Other Interest Expense. Other interest expense was related to interest expense under our Senior Notes and our senior credit facility. Other interest expense increased from $7.8 million in the nine months ended September 30, 2004 to $13.5 million in the comparable period in 2005.

Income Tax Expense. Income tax expense decreased from $5.0 million in the nine months ended September 30, 2004 to $2.7 million in the comparable period in 2005. This decrease was primarily attributable to the $6.5 million decrease in pre-tax income (driven by increased interest expense) we experienced during the nine month period ended September 30, 2005 compared to the same period in 2004.

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

Operating Activities. Net cash provided by operating activities during the nine months ended September 30, 2005 was equal to $18.8 million, compared with net cash provided by operating activities of $10.1 million during the comparable period in 2004. This increase in net cash provided by operating activities for 2005 was primarily the result of a decrease in inventories and refunds of tax payments made in prior periods offset by a decrease in net income (driven by decreases in new unit sales) and an increase in accounts receivable.

Investing Activities. Net cash used in investing activities was $3.9 million during the nine months ended September 30, 2005, compared with net cash used in investing activities of $107.9 million during the comparable period in 2004. The decrease in net cash used in investing activities during the nine-month period ended September 30, 2005 versus 2004 was primarily attributable to $106.6 million in investing activities attributable to the acquisition which occurred during 2004 somewhat offset by increased purchases of property and equipment.

Financing Activities. Net cash used in financing activities during the nine months ended September 30, 2005 was $13.6 million, compared to $94.9 million provided by financing activities during the comparable period in 2004. The change was due to $85.1 million of net proceeds received from the financing of the acquisition in 2004 offset by net payments under our floor plan agreement in 2005.

Working Capital. Working capital, including cash and cash equivalents, totaled approximately $22.8 million at September 30, 2005. We maintain sizable inventories in order to meet the expectations of our customers, and believe that we will continue to require working capital consistent with past experience. Historically, we have funded our operations with internally generated cash flow and borrowings. Changes in our working capital are driven primarily by our profit levels.

Our principal sources of funds are cash flows from operating activities and available borrowings under our new senior secured revolving credit facility and amended floor plan credit facility. As of September 30, 2005, we had $85.0 million of borrowing capacity and $27.5 million of availability under our amended floor plan credit facility and $15.0 million of borrowing capacity and $12.5 million of availability under our new senior secured revolving credit facility. We have nothing drawn under our senior secured revolving credit facility, while $2.5 million of availability has been used to support letter of credit obligations under our letter of credit subfacility.

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

We anticipate that we will spend approximately $4.9 million on capital expenditures in 2005, of which approximately $3.2 million will be used to upgrade our existing software and approximately $1.7 million will be used to maintain our facilities, and we expect to spend similar amounts on maintenance expenditures in subsequent periods. As of September 30, 2005, our capital expenditures approximated $3.9 million for the nine-month period ended September 30, 2005. Our senior secured revolving credit facility and amended floor plan credit facility limits our ability to make capital expenditures in excess of $5.0 million per annum.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rates. We are exposed to market risk from changes in the interest rates on a portion of our outstanding indebtedness. Outstanding balances under our senior secured revolving credit facility bear interest at a variable rate on prime or LIBOR as adjusted each interest period. There were no borrowings outstanding at September 30, 2005 under this revolving credit facility. Amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on prime or LIBOR as adjusted each interest period. As of September 30, 2005, based on the aggregate amount of $57.5 million outstanding under our amended floor plan financing facility as of such date, a 100 basis point change in interest rates would have changed our annual floor plan interest expense by approximately $0.6 million.

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

Cyclicality. Unit sales of recreational vehicles historically have been cyclical, fluctuating with general economic cycles. During economic downturns, the RV retailing industry tends to experience similar periods of decline and recession as the general economy. We believe that the industry is influenced by general economic conditions and particularly by consumer confidence, the level of personal discretionary spending, fuel prices, interest rates and credit availability.

Seasonality and Effects of Weather. Our operations generally experience higher volumes of vehicle sales in the first and fourth quarters of each year due in part to consumer buying trends and our hospitable warm climate during the winter months. The service and parts business experiences relatively modest seasonal fluctuations.

We have a single location near Tampa, Florida, which is in close proximity to the Gulf of Mexico. As a single-site operator, a severe weather event such as a hurricane could cause severe damage to our property and inventory. Although we believe we have adequate insurance coverage, if we were to experience a catastrophic loss, we may exceed our policy limits and/or we may have difficulty obtaining similar insurance coverage in the future. There was minimal impact to our facility as a result of hurricane activity throughout the state of Florida in 2005 and 2004.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2005. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to our Company, is made known to the chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by our Company in the reports that we file or submit, or would have filed or submitted, under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms.

No change in our internal control over financial reporting occurred during the three and six-months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

Lazy Days’ R.V. Center, Inc.

/s/ John Horton
By:	John Horton
Its:	Chief Executive Officer

/s/ Charles L. Thibault
By:	Charles L. Thibault
Its:	Chief Financial Officer

Dated: November 14, 2005

EXHIBIT INDEX

Number	Description of Exhibits
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002