Form 10-Q/A
period 2005-03-31
Lazy Days R.V. Center, Inc.
filed 2006-02-16
CIK 1296937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Amendment No. 1 to FORM 10-Q

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

If this is an annual report, indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☐

As of May 16, 2005, the registrant had 100 shares of common stock outstanding.

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

Lazy Days’ R.V. Center, Inc., a wholly owned

subsidiary of LD Holdings, Inc.

Notes to Condensed Financial Statements

NOTE 8 - LD HOLDINGS AND RV ACQUISITION

The balance sheets of LD Holdings, a wholly owned subsidiary of RV Acquisition, consisted of the following:

	March 31, 2005	December 31, 2004
ASSETS
Investment in Lazy Days	$72,438,191	$67,434,781

STOCKHOLDER’S EQUITY
Common stock, Class A	1	1
Paid-in capital	67,000,000	67,000,000
Retained earnings	5,438,190	434,780

Total stockholder’s equity	$72,438,191	$67,434,781

The balance sheets of RV Acquisition consisted of the following:
	March 31, 2005	December 31, 2004
ASSETS
Investment in LD Holdings	$72,438,191	$67,434,781

STOCKHOLDERS’ EQUITY
Preferred stock, Series A, including accrued dividends of $7,884,499 in 2005 and $5,552,548 in 2004	69,884,499	67,552,548
Common stock, $.01 par value	50,000	50,000
Paid-in capital	4,950,000	4,950,000
Accumulated deficit	(2,446,308)	(5,117,767)

Total stockholders’ equity	$72,438,191	$67,434,781

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

Dated: February 16, 2006

EXHIBIT INDEX

Number	Description of Exhibits
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002