Form 10-Q/A
period 2005-06-30
Lazy Days R.V. Center, Inc.
filed 2006-02-16
CIK 1296937

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☐

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

Lazy Days’ R.V. Center, Inc., a wholly owned

subsidiary of LD Holdings, Inc.

Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30, 2005	June 30, 2004
Cash flows from operating activities
Net income	$5,756,322	$10,846,845
Adjustments to reconcile net income to net cash from operating activities
Depreciation of property and equipment	1,388,217	1,134,444
Depreciation of rental vehicle inventory	2,494,122	—
Amortization of intangible assets	2,583,749	758,438
Amortization and write-off of loan and other costs	597,359	3,095,252
Amortization of discount on long-term debt	134,960	30,044
Loss on debt extinguishment	95,200	—
Deferred income taxes	(1,057,968)	(306,680)
Gain on sale of property and equipment	(2,792)	(3,013)
Change in assets and liabilities:
Receivables	(2,300,825)	(1,660,756)
Inventories	15,653,301	5,996,476
Accounts payable and accrued expenses	(2,541,276)	(4,627,013)
Other assets and liabilities	6,758,522	(4,458,555)

Net cash provided by operating activities	29,558,891	10,805,482

Cash flows from investing activities
Proceeds from sale of property and equipment	9,662	4,396
Purchases of property and equipment	(2,726,156)	(171,712)
Loan and other costs	—	(7,174,786)
Net advances to parent	—	(106,628,556)

Net cash used in investing activities	(2,716,494)	(113,970,658)

Cash flows from financing activities
Net borrowings (payments) under floor plan	(23,334,360)	3,631,872
Net borrowings under revolving line of credit	—	3,000,000
Repayment of long-term debt	(1,455,200)	(57,785,507)
Issuance of long-term debt	—	150,077,200

Net cash (used in) provided by financing activities	(24,789,560)	98,923,565

Net change in cash	2,052,837	(4,241,611)

Cash at beginning of period	5,103,556	8,575,911

Cash at end of period	$7,156,393	$4,334,300

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$10,754,858	$2,120,213
Cash paid (received) during the period for income taxes	(4,500,000)	10,123,408

Non-cash investing and financing activities in conjunction with a business acquisition:
Fair value of assets acquired	$—	$325,115,634
Liabilities assumed	—	108,038,434

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

Amortization expense for intangible assets for the three and six-month periods ended June 30, 2005 was $1,066,875 and $2,583,749, respectively, compared to $758,438 for the period May 14, 2004 through June 30, 2004 (See Note 2). Estimated amortization expense for the six-month period ending December 31, 2005 and for each of the subsequent five years ending December 31 is: 2005 (six- months) - $1,233,750, 2006 - $2,467,500, 2007 - $2,467,500, 2008 - $2,467,500, 2009 - $1,342,500 and 2010 - $667,500.

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

NOTE 7 – LONG-TERM DEBT (Continued)

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

Lazy Days’ R.V. Center, Inc., a wholly owned

subsidiary of LD Holdings, Inc.

Notes to Condensed Financial Statements

NOTE 8 – LD HOLDINGS AND RV ACQUISITION

The balance sheets of LD Holdings, a wholly owned subsidiary of RV Acquisition, consisted of the following:

	June 30, 2005	December 31, 2004
ASSETS:
Investment in Lazydays	$73,191,103	$67,434,781

STOCKHOLDER’S EQUITY
Common stock, Class A	$1	$1
Paid-in capital	67,000,000	67,000,000
Retained earnings	6,191,102	434,780

Total stockholder’s equity	$73,191,103	$67,434,781

The balance sheets of RV Acquisition consisted of the following:

	June 30, 2005	December 31, 2004
ASSETS:
Investment in LD Holdings	$73,191,103	$67,434,781

STOCKHOLDER’S EQUITY
Preferred stock, Series A, including accrued dividends of $10,281,226 in 2005 and $5,552,548 in 2004	$72,281,226	$67,552,548

Common stock, $.01 par value	50,000	50,000

Paid-in capital	4,950,000	4,950,000

Accumulated deficit	(4,090,123)	(5,117,767)

Total stockholder’s equity	$73,191,103	$67,434,781

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