Form 10-Q/A
period 2005-09-30
Lazy Days R.V. Center, Inc.
filed 2006-02-16
CIK 1296937

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

Amortization expense for intangible assets for the three and nine-month periods ended September 30, 2005 was $616,875 and $3,200,624, respectively, compared to $1,516,874 and $2,275,312 for the three and nine-month periods ended September 30, 2004 (See Note 2). Estimated amortization expense for the three-month period ending December 31, 2005 and for each of the subsequent five years ending December 31 is: 2005 (three-months) - $616,875, 2006 - $2,467,500, 2007 - $2,467,500, 2008 - $2,467,500, 2009 - $1,342,500 and 2010 - $667,500.

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

Lazy Days’ R.V. Center, Inc., a wholly owned

subsidiary of LD Holdings, Inc.

Notes to Condensed Financial Statements

NOTE 8 – LD HOLDINGS AND RV ACQUISITION

The balance sheets of LD Holdings, a wholly owned subsidiary of RV Acquisition, consisted of the following:

	September 30, 2005	December 31, 2004
ASSETS:
Investment in Lazydays	$71,654,656	$67,434,781

STOCKHOLDER’S EQUITY
Common stock, Class A	$1	$1
Paid-in capital	67,000,000	67,000,000
Retained earnings	4,654,655	434,780

Total stockholder’s equity	$71,654,656	$67,434,781

The balance sheets of RV Acquisition consisted of the following:

	September 30, 2005	December 31, 2004
ASSETS:
Investment in LD Holdings	$71,654,656	$67,434,781

STOCKHOLDER’S EQUITY
Preferred stock, Series A, including accrued dividends of $12,811,069 in 2005 and $5,552,548 in 2004	$74,811,069	$67,552,548
Common stock, $.01 par value	50,000	50,000
Paid-in capital	4,950,000	4,950,000
Accumulated deficit	(8,156,413)	(5,117,767)

Total stockholder’s equity	$71,654,656	$67,434,781

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