Form 10-K/A
period 2005-12-31
Lazy Days R.V. Center, Inc.
filed 2006-02-16
CIK 1296937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Amendment No. 1 to FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2005

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

We have used the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on our management’s expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. Our actual results could differ materially from those anticipated by such forward-looking statements as a result of factors summarized below and at greater length in the “Risk Factors” described in our Registration Statement filed on Form S-4 dated August 12, 2004, as amended:

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

facilities for service and repair, sales prospects and RallyPark guests. Importantly, the layout of our site requires our RallyPark guests to traverse our product selection in order to reach the Café. As a result, potential customers often approach sales representatives before or after the meal service to inquire about our products.

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

Our salespeople are divided into three levels based on customer satisfaction and sales performance. Our sales professionals’ compensation structure is 100% commission based and is driven by profit achievement and customer satisfaction ratings. In 2004, our compensation per year per salesperson averaged approximately $90,000 and annual compensation was as high as $220,000, which we believe is significantly higher than at other dealerships in the country, thus allowing us to attract and retain a high quality sales force. Because of the opportunities offered to our salespeople, we have historically maintained low turnover within our sales staff.

Sales Organization

Our sales team has consistently improved its success in converting sales opportunities into RV deliveries over the years, as management continuously refines the sales process. From 2000 to 2004, we improved our delivery ratio (the number of sales divided by the number of sales opportunities or “ups”) from 16.9% to 20.8%. Through the ongoing development of the sales process and training of personnel, management believes its sales force’s productivity will continue to improve.

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

Available Information

The Company files annual reports, quarterly reports, current reports and other information with the Securities and Exchange Commission. Copies of such materials can be read, copied and obtained from the Public Reference Room of the Securities and Exchange Commission at 100 F Street, N.E., Room 1024, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. You can access the Company’s filings electronically by visiting the Securities and Exchange Commission’s website at http://www.sec.gov. In addition, the Company will provide copies of such filings free of charge upon request. While any notes remain outstanding, we will make available, upon request, to any beneficial owner and any prospective purchaser of notes the information required pursuant to Rule 144A(d)(4) under the Securities Act during any period in which we are not subject to Section 13 or 15 (d) of the Exchange Act. Such requests may be made by calling our main number on the cover page of this report or by writing to the following address: Lazy Days’ R.V. Center, Inc. 6130 Lazy Days Boulevard, Seffner, Florida 33584-2968, Attn: Director of Corporate Reporting and Investor Relations.

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

	Year Ended December 31,
	2000	2001	2002	2003	2004
	($ in thousands )
Statement of Operations Data:
Revenues:
New vehicles	$315,049	$307,871	$384,041	$416,165	$477,442
Pre-owned vehicles	198,925	207,883	245,485	278,592	260,018
Other	41,668	46,240	51,601	60,882	62,250

Total revenues	555,642	561,994	681,127	755,639	799,710
Cost of revenues	483,419	482,650	582,159	646,685	683,415

Gross profit	72,223	79,344	98,968	108,954	116,295
Selling, general and administrative expenses	47,120	49,964	67,591	70,027	80,393
Depreciation and amortization	4,109	4,137	3,942	3,238	9,988
Loss on extinguishment of debt	—	—	6,198	—	—

Operating profit	20,994	25,243	21,237	35,689	25,914
Floor plan interest expense	5,269	3,620	2,970	2,566	2,441
Other interest expense	21,452	24,062	16,267	3,211	12,290
Income taxes	400	2,441	4,493	4,542	3,354

Net income (loss)	$(6,127)	$(4,880)	$(2,493)	$25,370	$7,829

Balance Sheet Data (at period end):
Inventories	$58,371	$64,254	$74,087	$69,873	$85,961
Working capital (deficiency)	(4,973)	(7,894)	2,907	9,011	24,060
Total assets	106,986	116,815	123,527	131,512	346,484
Floor plan notes payable	55,337	53,986	56,185	52,046	69,576
Total debt (excluding floor plan and including current maturities)	134,999	134,166	75,161	59,046	150,227
Total shareholder’s equity (deficiency)	(101,719)	(137,698)	(124,400)	(103,565)	67,435

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

Results of Operations

The following table sets forth the percentages of revenues that certain items of operating data constitute for the periods indicated:

	Fiscal Year Ended December 31
	2002	2003	2004
Statement of operations data:
Revenues	100.0%	100.0%	100.0%
Cost of revenues	85.5	85.6	85.5
Gross profit	14.5	14.4	14.5
Selling, general and administrative expenses	10.5	9.7	11.3
Loss on extinguishment of debt	0.9	—	—
Income from operations	3.1	4.7	3.2
Interest expense	2.8	0.8	1.8
Income before income taxes	0.3	3.9	1.4
Income tax expense	0.7	0.6	0.4
Net income (loss)	(0.4)	3.3	1.0

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

New Unit Sales. Sales and rental of new vehicles for the year ended December 31, 2004 were $477.4 million compared to $416.2 million for the year ended December 31, 2003. New vehicle unit sales, excluding wholesale, increased 694 units to 4,163 in 2004. This increase in new unit sales primarily reflected an unprecedented increase in towable products (615 units), specifically travel trailers. Of the 615 new towable products, 301 units were sold to FEMA for temporary housing for hurricane victims. We believe the balance of the increase was largely attributable to new first time buyers at lower price points and purchases of units unrelated to the FEMA programs in connection with customers who required temporary housing after the hurricanes.

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

Loss on Extinguishment of Debt. The loss on extinguishment of debt approximated $6.2 million in 2002 due to the restructuring of our indebtedness completed in 2002.

Operating Profit. Operating profit increased from $ 21.2 million in 2002 to $35.7 million in 2003, or 68.4%. This increase was largely due to higher unit sales and selling prices partially offset by increased selling, general and administrative expenses. Also, operating profit was reduced in 2002 by the loss on extinguishment of debt of $6.2 million resulting from the restructuring.

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

Loss on Extinguishment of Debt. The loss on extinguishment of debt approximated $6.2 million in 2002 due to the restructuring of our indebtedness completed in 2002 described in Note 3 to our financial statements attached hereto.

Operating Profit. Operating profit decreased from $25.2 million in 2001 to $21.2 million in 2002, or 15.9%. The decrease was due to the $6.2 million loss on extinguishment of debt resulting from the restructuring in 2002 offset by higher unit sales and average selling prices.

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

Income Tax Expense. Income tax expense increased from $2.4 million in 2001 to $4.5 million in 2002. This increase was primarily attributable to an increase in our profits, exclusive of non-deductible loss on extinguishment of debt, and a $1.9 million provision for possible tax assessments relating to certain prior years.

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

Financing Activities. Net cash generated from financing activities during 2004 was $101.4 million, compared to net cash used of $20.3 million during 2003. The increase primarily resulted from the issuance of our 11 3/4% senior notes, net of repayment of our then existing long-term debt.

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

Debt Service. As of December 31, 2004, we had (i) $12.5 million of availability after giving effect to a $2.5 million letter of credit outstanding under a letter of credit subfacility under our $15.0 million senior secured revolving credit facility and (ii) $69.6 million of borrowings outstanding under our $85.0 million amended floor plan credit facility, subject to customary conditions.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding indebtedness. Outstanding balances under our senior secured revolving credit facility bear interest at a variable rate based on prime or LIBOR as adjusted each interest period. There were no borrowings outstanding at December 31, 2004. Amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on prime or LIBOR as adjusted each interest period. As of December 31, 2004, based on the aggregate amount of $69.6 million outstanding under our amended floor plan financing facility as of such date, a 100 basis point change in interest rates would have changed our annual floor plan interest expense by approximately $0.7 million.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Lazy Days’ R.V. Center, Inc.

Seffner, Florida

We have audited the accompanying balance sheets of Lazy Days’ R.V. Center, Inc., a wholly owned subsidiary of LD Holdings, Inc., as of December 31, 2004 and 2003, and the related statements of operations, changes in stockholder’s equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in Item 15 (a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

As discussed in Note 16 to the financial statements, the accompanying statements of operations, changes in stockholder’s equity (deficiency) and cash flows for the year ended December 31, 2002 have been restated from amounts previously reported to record a loss on extinguishment of debt related to the restructuring of the Company’s subordinated debt in 2002 and to record other reclassifications within stockholder’s equity accounts.

Crowe Chizek and Company LLC

Ft. Lauderdale, Florida
January 28, 2005, except for Note 16, for which the date is January 27, 2006

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

LAZY DAYS’ R.V. CENTER, INC., a wholly owned

subsidiary of LD Holdings, Inc.

BALANCE SHEETS (Continued)

December 31, 2004 and 2003

	2004	2003
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Floor plan notes payable	$69,576,130	$52,045,981
Current maturities of long-term debt	—	18,018,916
Current maturities of ESOP distribution notes	—	342,066
Accounts payable and accrued expenses	17,398,775	14,286,719
Accrued interest	2,596,272	518,785
Reserve for chargebacks	1,125,000	993,000
Customer deposits	932,988	801,954
Income taxes payable	—	1,632,557

Total current liabilities	91,629,165	88,639,978

Long-term debt, less current maturities	150,227,419	39,796,635
ESOP distribution notes, less current maturities	—	888,702
Reserve for chargebacks	909,000	776,000
Deferred rent	1,884,390	1,699,850
Deferred income taxes	34,373,793	—
Deferred compensation	—	3,622,929
Other	25,029	33,644

Total liabilities	279,048,796	135,457,738

Commitments and contingencies (Notes 8 and 13)

ESOP guarantee purchase obligation of parent	—	18,606,448

Redeemable preferred stock of parent-Class A, $.01 par value, redemption value $1 per share: 155,000,000 shares authorized; 81,013,368 shares issued and outstanding	—	81,013,368

Stockholder’s equity (deficiency)
Common stock, $.01 par value: 100 shares issued and outstanding	1	1
Common stock of parent-Class A and C, $.01 par value: 1,727,277 shares issued and outstanding	—	17,274
Convertible preferred stock of parent-Class B, $.01 par value, redemption value $1 per share: 15,000,000 shares authorized; 10,675,448 shares issued and outstanding	—	10,675,448
Unearned ESOP shares of parent	—	(114,129,813)
Paid-in capital	67,000,000	—
Retained earnings (deficit)	434,780	(128,367)

Total stockholder’s equity (deficiency)	67,434,781	(103,565,457)

Total liabilities and stockholder’s equity	$346,483,577	$131,512,097

See accompanying notes to financial statements.

LAZY DAYS’ R.V. CENTER, INC., a wholly owned

subsidiary of LD Holdings, Inc.

STATEMENTS OF OPERATIONS

Years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
	(restated)
Revenues
New vehicle	$477,441,989	$416,164,861	$384,041,313
Pre-owned vehicle	260,018,300	278,592,113	245,485,495
Parts, service and other	39,926,626	38,371,515	32,916,776
Finance and insurance	22,322,793	22,510,708	18,683,571

Total revenues	799,709,708	755,639,197	681,127,155

Cost of revenues
New vehicle	435,993,484	377,695,470	349,094,829
Pre-owned vehicle	232,076,567	253,147,071	220,181,815
Parts, service and other	15,344,873	15,842,339	12,882,554

Total cost of revenues	683,414,924	646,684,880	582,159,198

Gross profit	116,294,784	108,954,317	98,967,957

Selling, general and administrative expenses	90,380,339	73,265,114	71,532,833

Interest expense	14,731,302	5,777,119	19,237,357

Loss on extinguishment of debt	—	—	6,197,679

Income before income taxes	11,183,143	29,912,084	2,000,088

Income tax expense	3,354,432	4,542,111	4,492,655

Net income (loss)	$7,828,711	$25,369,973	$(2,492,567)

See accompanying notes to financial statements.

LAZY DAYS’ R.V. CENTER, INC., a wholly owned

subsidiary of LD Holdings, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIENCY)

Years ended December 31, 2004, 2003 and 2002

	Common Stock		Preferred Stock	Paid-in Capital	Unearned ESOP Shares	Retained Earnings (Deficit)	Total Stockholder’s Equity (Deficiency)
	Shares	Amount
Balances, January 1, 2002 (restated)	1,727,377	$17,275	$—	$—	$(127,982,300)	$(59,193)	$(128,024,218)

Net loss	—	—	—	—	—	(2,492,567)	(2,492,567)
Corporate restructuring, August 6, 2002 (Note 3)	—	—	9,554,429	—	—	—	9,554,429
Release of ESOP shares	—	—	—	—	7,762,933	(7,047,225)	715,708
Increase in ESOP guarantee purchase obligation of parent	—	—	—	—	(3,000,104)	—	(3,000,104)
Tax benefit of ESOP	—	—	—	2,651,871	—	—	2,651,871
Acquisition of 6,581 shares of treasury stock, (3,362 shares subsequently cancelled)	—	—	—	(34,999)	—	—	(34,999)
Accumulated dividends on preferred stock	—	—	308,035	—	—	(4,078,036)	(3,770,001)

Balances, December 31, 2002 (restated)	1,727,377	17,275	9,862,464	2,616,872	(123,219,471)	(13,677,021)	(124,399,881)

Net income	—	—	—	—	—	25,369,973	25,369,973
Release of ESOP shares	—	—	—	(2,616,872)	8,240,161	(4,701,772)	921,517
Decrease in ESOP guarantee purchase obligation of parent	—	—	—	—	849,497	—	849,497
Tax benefit of ESOP	—	—	—	—	—	2,823,167	2,823,167
Acquisition of 10,197 shares of parent treasury stock	—	—	—	—	—	(95,689)	(95,689)
Accumulated dividends on preferred stock	—	—	812,984	—	—	(9,847,025)	(9,034,041)

Balances, December 31, 2003	1,727,377	17,275	10,675,448	—	(114,129,813)	(128,367)	(103,565,457)

Net income	—	—	—	—	—	7,828,711	7,828,711
Release of ESOP shares	—	—	—	—	4,775,000	(4,241,000)	534,000
Tax benefit of ESOP	—	—	—	—	—	1,696,400	1,696,400
Accumulated dividends on preferred stock	—	—	322,399	—	—	(3,682,057)	(3,359,658)
Sale of LD Holdings’ stock (Note 2)	(1,727,277)	(17,274)	(10,997,847)	—	109,354,813	(1,038,907)	97,300,785
Capital contributions of parent	—	—	—	67,000,000	—	—	67,000,000

Balances, December 31, 2004	100	$1	$—	$67,000,000	$—	$434,780	$67,434,781

See accompanying notes to financial statements.

LAZY DAYS’ R.V. CENTER, INC., a wholly owned

subsidiary of LD Holdings, Inc.

STATEMENTS OF CASH FLOWS

Years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
			(restated)
Cash flows from operating activities
Net income (loss)	$7,828,711	$25,369,973	$(2,492,567)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation of property and equipment	2,398,890	2,171,254	2,293,734
Depreciation of rental vehicle inventory	2,158,294	—	—
Amortization of intangible assets	3,792,188	—	—
Amortization and write-off of loan and other costs	3,646,801	1,067,076	1,648,103
Amortization of discount on long-term debt	150,219	—	1,045,392
(Gain) loss on sale of property and equipment	79,950	(7,285)	—
Loss on extinguishment of debt	—	—	6,197,679
Interest capitalized on senior subordinated debt	—	—	9,494,996
Provision (credit) for doubtful accounts	205,865	118,439	(32,474)
Reserve for chargebacks	265,000	201,000	298,000
ESOP compensation expense	534,000	921,517	715,708
Tax benefit of ESOP	1,696,400	2,823,167	2,651,871
Deferred income taxes	(705,204)	(8,337,675)	—
Change in assets and liabilities
Receivables	(690,846)	964,617	746,588
Inventories	(13,178,729)	4,213,883	(9,832,234)
Prepaid expenses and other	(48,998)	(64,841)	(460,139)
Refundable income taxes	(6,134,924)	(1,368,945)	137,737
Deposits and other non-current assets	(54,558)	(35,156)	(29,591)
Restricted cash	624,349	(500,146)	(124,203)
Accounts payable, accrued interest, other accrued expenses and customer deposits	5,311,962	(228,174)	418,585
Income taxes payable	(1,632,557)	(667,443)	1,900,000
Deferred rent	184,540	380,600	380,600
Deferred compensation	(3,622,929)	(467,299)	3,117,778

Net cash from operating activities	2,808,424	26,554,562	18,075,563

Cash flows from investing activities
Proceeds from sale of property and equipment	4,696	14,097	59,515
Purchases of property and equipment	(3,515,503)	(2,265,484)	(1,610,242)
Net advance to parent	(104,147,631)	—	—
Payment to affiliate	—	—	(125,726)

Net cash used in investing activities	(107,658,438)	(2,251,387)	(1,676,453)

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

In 2002, the Company exchanged $7,500,000 of its preferred stock, Series A, and $2,054,429 of related accumulated preferred dividends payable for $9,554,429 of preferred Class B shares of its parent (Note 3).

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

Loan and Other Costs: Loan and other costs are amortized on a straight-line basis over the life of the related loans ranging from 2 1/2 to 8 years. With the Company’s restructuring on August 6, 2002 (See Note 3), unamortized loan costs totaling $2,933,873 were carried forward, in accordance with EITF 98-14, and $1,540,722 of additional loan costs were capitalized to amortize over the terms of the restated debt agreements. Unamortized loan costs of $2,645,685 were written off in connection with the refinancing of the Company’s long-term debt on May 14, 2004 and new loan costs of $7,183,371 were capitalized. Loan costs are presented net of accumulated amortization of approximately $525,000 and $1,353,000 at December 31, 2004 and 2003, respectively.

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

Cash	$6,438,002
Other current assets	85,649,891
Property and equipment	33,547,745
Other assets	639,011
Loan and other costs	7,183,371
Intangible assets	85,300,000
Goodwill	106,357,614
Current liabilities	(66,688,430)
Other liabilities	(5,443,754)
Deferred income taxes	(35,906,250)

$217,077,200

Amortization expense related to intangible assets totaled $3,792,188 for the period May 14, 2004 to December 31, 2004 (See Note 7). In addition, depreciation expense related to the step-up in basis of property and equipment of $10,450,000 totaled approximately $295,000 for the period May 14, 2004 to December 31, 2004.

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

NOTE 3 - RESTRUCTURING

Effective August 6, 2002, Lazy Days and its parent, LD Holdings, completed a restructuring of its principal debt obligations and equity interests. The principal elements of the restructuring transactions were as follows:

•	The common equity of Lazy Days was converted via merger into the Class A Common Stock and Class C Common Stock of LD Holdings, representing the balance of the common equity of LD Holdings. The Class A and Class C Common Stock is held by the Lazy Days’ ESOP, an individual stockholder and Alliance Holdings.

•	In connection with this merger, The Alliance Holdings, Inc. ESOP, which previously held common equity of Lazy Days along with investments in several other companies, was divided into two separate ESOPs, with 1,387,168 shares of LD Holdings Class A Common Stock and 47,036 shares of Class C Common Stock transferred to a newly formed ESOP for the employees of Lazy Days consisting solely of employees of Lazy Days.

•	All of Lazy Days’ outstanding subordinated indebtedness, including accrued interest and related warrants, totaling $68.6 million was cancelled and exchanged for newly issued Class A Preferred Stock of LD Holdings.

•	The Series A Preferred Stock of Lazy Days held by Alliance Holdings, Inc., which was mandatorily redeemable, as defined, was exchanged for Class B Preferred Stock of LD Holdings, having similar rights and preferences as the original preferred stock.

•	Lazy Days entered into an Amended and Restated Senior Credit Agreement with its existing senior lenders, providing for a $78.4 million restated term credit facility and a $3.7 million restated revolving credit facility maturing January 15, 2007 (See Note 10).

•	Lazy Days entered into an Amended and Restated Floor Plan Credit Agreement providing for up to $75 million in floor plan financing, maturing January 15, 2005, which restated and superseded its then existing floor plan facility (See Note 9).

•	LD Holdings issued three series of warrants for the benefit of an individual stockholder and Alliance Holdings. Each series of warrants enables the holder to receive 10% of the common stock of LD Holdings. Each series of warrants is exercisable only upon the consummation of certain events or upon the common equity value of LD Holdings achieving specified values. The warrants had no value on the date of issuance and thus had no impact on the recording of the debt restructuring.

•	The Lazy Days’ Phantom Stock Plan and Supplemental Phantom Stock Plan were terminated, with accrued benefits thereunder to be paid to participants over a specified time period and subject to certain conditions.

•	LD Holdings, an individual stockholder and Alliance Holdings, Inc. have pledged all of their capital stock and warrants in the Company as collateral related to the borrowings under the Amended and Restated Senior Credit Agreement.

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

The restructuring resulted in the recording of $9,554,429 to paid-in capital resulting from the Company exchanging its mandatorily redeemable Series A Preferred Stock for Class B Preferred Stock of LD Holdings. A loss on extinguishment of debt totaling $6,197,679 was also recognized in the restructuring representing the write-off of the unamortized discount related to the senior subordinated debt exchanged for Class A Preferred Stock

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

A reconciliation of the provision for income taxes calculated using the statutory federal income tax rate (35% in 2004 and 2003 and 34% in 2002) to the Company’s income tax expense for the years ended December 31 is as follows:

	2004		2003		2002
	Amount	%	Amount	%	Amount	%
Provision for income taxes at statutory rate	$3,914,100	35.0%	$10,469,229	35.0%	$680,030	34.0%
Non-deductible loss on extinguishment of debt	—	—	—	—	2,107,211	105.3
Other non-deductible expenses	231,380	2.1	456,745	1.5	671,503	33.6
State income taxes, net of federal tax effect	193,942	1.7	801,640	2.7	90,172	4.5
Reversal of prior year tax reserves	(1,000,000)	(8.9)	—	—	—	—
Other, net	15,010.1		18,199.1		460,037	23.0

	3,354,432	30.0	11,745,813	39.3	4,008,953	200.4
Change in deferred tax valuation allowance	—	—	(7,203,702)	(24.1)	483,702	24.2

Income tax expense	$3,354,432	30.0%	$4,542,111	15.2%	$4,492,655	224.6%

	2004	2003
Deferred tax assets:
Inventory and receivable allowances	$262,630	$185,419
Reserve for chargebacks	762,750	682,392
Other accrued liabilities	963,470	1,046,373
Deferred rent	706,646	655,717
Unearned rental income	963,392	—
Loan and lease costs	—	361,621
Depreciation and amortization	72,245	245,968
Deferred compensation	—	1,397,545
ESOP cost in excess of debt paid	—	3,971,137
Other, net	532,849	71,936

	4,263,982	8,618,108

Deferred tax liabilities:
Prepaid expenses	(170,161)	(280,433)
Inventories	(2,383,508)	—
Property and equipment	(3,808,363)	—
Intangible assets	(30,565,430)	—

	(36,927,462)	(280,433)

Net deferred tax assets (liabilities)	$(32,663,480)	$8,337,675

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

NOTE 15 – LD HOLDINGS AND RV ACQUISITION

The balance sheets of LD Holdings, a wholly owned subsidiary of RV Acquisition, consisted of the following at December 31, 2004 and 2003:

	2004	2003
ASSETS
Investment in Lazy Days	$67,434,781	$—

LIABILITIES
Investment in Lazy Days	—	3,945,641

ESOP GUARANTEE PURCHASE OBLIGATION	—	18,606,448

REDEEMABLE PREFERRED STOCK, CLASS A	—	81,013,368

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Convertible preferred stock, Class B	—	10,675,448
Common stock, Class A	1	16,802
Common stock, Class C	—	472
Unearned ESOP shares	—	(114,129,813)
Paid-in capital	67,000,000	1
Retained earnings (deficit)	434,780	(128,367)

Total stockholders’ equity (deficiency)	67,434,781	(103,565,457)

Total liabilities and stockholders’ equity (deficiency)	$67,434,781	$—

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

NOTE 16 – RESTATEMENT

In connection with the Company’s overall equity and debt restructuring on August 6, 2002, the Company restated the statements of operations and cash flows for the year ended December 31, 2002 to record as a non-cash loss on the extinguishment of debt the unamortized discount of approximately $6.2 million related to the senior subordinated indebtedness, including accrued interest and warrants, totaling $68.6 million that was cancelled and exchanged for newly issued Class A Preferred Stock of LD Holdings. No loss was previously recognized. In addition, the Company restated the statement of changes in stockholder’s equity (deficiency) for the year ended December 31, 2002 to record the warrants valued at $9,673,650 associated with the aforementioned subordinated indebtedness as an increase in stockholder’s equity as opposed to a long-term liability, and to record other reclassifications within the stockholder’s equity accounts (See Note 3).

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of and for the period ended December 31, 2004, we performed an evaluation under the supervision and with the participation of our management including the chief executive officer and the chief financial officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective. There have been no changes in internal control over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Impact of the Restatement on Internal Control over Financial Reporting. Our management considered the control deficiency which has resulted in the need to restate our previously issued financial statements for the year ended December 31, 2002 as disclosed in Note 16 to the accompanying consolidated financial statements included in this Amendment No. 1 to Form 10-K. As part of the analysis, our management considered the impact of the restatement on the financial statements of prior interim and annual periods taken as a whole and concluded that the control deficiency resulting in the restatement did not constitute a material weakness. The control deficiency has been reported to our board of directors and audit committee.

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

Charles Macaluso is a founding principal and the Chief Executive Officer of Dorchester Capital Advisors (formerly East Ridge Consulting, Inc.), a management consulting and corporate advisory firm founded in 1996. From March 1996 to June 1998, Mr. Macaluso was a partner at Miller Associates, Inc., a company principally involved in corporate workouts. From 1989 to 1996, Mr. Macaluso was a partner at The Airlie Group, LLP, a fund specializing in leveraged buyout, mezzanine and equity investments. Mr. Macaluso currently serves as Chairman of the Board of O’Sullivan Industries, Inc. where he also serves as Chairman of the compensation committee and as a member of the audit committee. He is the Chairman of the Board for GEO Special Chemicals and serves as a member of the compensation committee. He is also a director of Global Crossing, Inc., where he serves on the executive committee He is lead Director and member of the compensation committee for Darling International and Board of Director member for ICG-Holliston Industries.

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

Michael Salvati has been a principal at Oakridge Consulting since 2000, where he provides financial consulting and interim management services for various companies. During this time, Mr. Salvati has served as the Chief Financial Officer of AMIS Holdings, Inc., a designer and manufacturer of semiconductor products through its subsidiary, AMI Semiconductor, Inc. since February 2004 after working as a consultant for them since November 2003. He also served as Chief Financial Officer of Global Exchange Services from November 2002 to August 2003. Prior to founding Oakridge Consulting, Mr. Salvati served as Chief Operating Officer at National Financial Partners from 1998 to 2000. Mr. Salvati has over 25 years of financial and business experience, including as a partner at KPMG LLP and Chief Financial Officer of Culligan Water Technologies, Inc. Mr. Salvati has also had extensive experience in managing and advising companies in financial distress situations. In connection with his prior distressed company work, Mr. Salvati served as Chief Financial Officer of MarchFirst, Inc. for approximately seven weeks prior to its Chapter 7 bankruptcy filing in 2001, and had served as a director of Coho Energy, Inc. and Prime Succession, Inc. which filed for Chapter 11 protection in 2002 and 2003, respectively, and which were subsequently sold. Mr. Salvati holds both a B.S. in Microbiology and M.S. in Accounting from the University of Illinois in Champaign-Urbana.

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

Summary Compensation Table

Name and Principal Position	Period	Salary ($)	Bonus ($)(6)	Other Annual Compensation ($)
Don Wallace Chief Executive Officer	2004 2003 2002	$865,384.61 599,999.92 588,461.46	$915,489.65 347,909.19 266,279.07	$1,323,201.66 51,249.36 27,475.17	(1)
Chuck Thibault Chief Financial Officer	2004 2003 2002	$476,209.44 286,033.50 267,927.05	$1,222,988.96 438,824.29 412,701.25	$160,785.04 57,396.10 41,449.13	(2)
John Horton Chief Operating Officer	2004 2003 2002	$528,847.54 546,927.00 382,500.00	$500,000.00 50,000.00 97,500.00	$15,118.77 — —	(3)
Ken Scolaro General Manager of Sales	2004 2003 2002	$185,500.00 182,000.00 173,500.00	$279,105.24 297,534.54 305,019.90	$145,921.36 40,722.24 16,967.60	(4)
Patrick Overby Sales Manager	2004 2003 2002	$105,076.96 96,000.32 94,154.16	$293,543.16 274,125.39 296,239.05	$95,863.77 26,752.68 11,146.95	(5)

(1)	Consists of a payment upon liquidation of outstanding obligations under the Company’s former Phantom Stock and Supplemental Phantom Stock plans upon closing of the Transactions of $146,041.33, premium reimbursement with respect to disability and life insurance of $10,493.64, and a noncompete payment of $1,166,666.69. See “Employment Agreements” set forth below in this Item 11 for a summary of the noncompete and covenant agreement pursuant to which such noncompete payment was made. Effective with the Transactions, the Company’s then existing obligations under its Phantom Stock Plan and Supplemental Phantom Stock Plan were paid in full. The plans were terminated on August 6, 2002 and the value of all accrued and future benefits under the plans were to be paid out over an extended period of time or upon the occurrence of certain specified events. In connection with the Transactions, all outstanding obligations in connection with the terminated plans were paid in full, and all remaining liabilities were paid out to former plan participants. See “Note 14–Deferred Compensation” to our audited financial statements set forth in Item 8 hereof.
(2)	Consists of a payment upon liquidation of outstanding obligations under the Company’s former Phantom Stock and Supplemental Phantom Stock plans upon closing of the Transactions of $145,981.56 and premium reimbursements with respect to disability and life insurance of $14,803.48.
(3)	Consists of premium reimbursements with respect to disability and life insurance of $15,118.77.
(4)	Consists of a payment upon liquidation of outstanding obligations under the Company’s former Phantom Stock and Supplemental Phantom Stock plans upon closing of the Transactions of $145,921.36.
(5)	Consists of a payment upon liquidation of outstanding obligations under the Company’s former Phantom Stock and Supplemental Phantom Stock plans upon closing of the Transactions of $95,863.77.
(6)	Includes a one-time bonus payment of $500,000 paid to Mr. Horton and $1,000,000 paid to Mr. Thibault, respectively, in connection with their assistance with and the closing of the Transactions.

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

Executive Stock Option Plan

On August 20, 2004, RV Acquisition Inc. adopted the RV Acquisition Inc. 2004 Stock Option Plan under which certain key employees, including the named executive officers of Lazydays, may be granted options to purchase up to 606,061 shares of RV Acquisition Common Stock. The plan is administered by the board of directors of RV Acquisition, or to the extent permitted by law, a committee designated by RV Acquisition’s board.

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

See Part II, Item 8. Financial Statements and Supplementary Data for an index of the Company’s financial statements.

(a)(2) The following financial statement schedule is included in Item 8, “Financial Statements and Supplementary Data”

Schedule II – Valuation and Qualifying Accounts

(a)(3) Exhibits required by Item 601 of Regulation S-K.

See attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Lazy Days’ R.V. Center, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Seffner, Florida, on the 16th day of February, 2006.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Lazy Days’ R.V. Center, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John Horton John Horton	Chief Executive Officer (Principal Executive Officer)	February 16, 2006

/s/ Charles L. Thibault Charles L. Thibault	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 16, 2006

/s/ Kathleen Bachtel Kathleen Bachtel	Corporate Controller (Principal Accounting Officer)	February 16, 2006

/s/ Donald W. Wallace Donald W. Wallace	Director	February 16, 2006

/s/ Charles Macaluso Charles Macaluso	Director	February 16, 2006

/s/ Stephen Sherrill Stephen Sherrill	Director	February 16, 2006

/s/ Thomas Baldwin Thomas Baldwin	Director	February 16, 2006

/s/ Michael Salvati Michael Salvati	Director	February 16, 2006

/s/ Thomas Donnelly Thomas Donnelly	Director	February 16, 2006

/s/ Thomas Millner Thomas Millner	Director	February 16, 2006

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

EXHIBIT INDEX

No.	Exhibit Index
2.1	Stock Purchase Agreement by and between Lazy Days, LD Holdings, Inc., the Employee Stock Ownership Plan and Trust for the Employees of Lazy Days, certain other stockholders of LD Holdings, Inc. and RV Acquisition Inc., dated as of April 27, 2004.*

2.2	Disclosure Schedules to the Stock Purchase Agreement by and between Lazy Days, LD Holdings, Inc., the Employee Stock Ownership Plan and Trust for the Employees of Lazy Days, certain other stockholders of LD Holdings, Inc. and RV Acquisition Inc., dated as of May 14, 2004.*

3.1	Amended and Restated Articles of Incorporation of Lazy Days, dated as of August 6, 2002.*

3.2	Amended and Restated By-laws of Lazy Days, dated as of August 6, 2002.*

4.1	Indenture by and between Lazy Days, a Florida corporation, and The Bank of New York, a New York banking corporation, dated as of May 14, 2004.*

4.2	Registration Rights Agreement by and among Lazy Days, Deutsche Bank Securities Inc., Jefferies & Company, Inc. and Wells Fargo Securities, LLC, dated as of May 14, 2004.*

4.3	Purchase Agreement by and among Lazy Days, Deutsche Bank Securities Inc., Jefferies & Company, Inc. and Wells Fargo Securities, LLC, dated as of May 12, 2004.*

10.1	Agreement Among Sellers by and among LD Holdings Inc., Lazy Days, the Employee Stock Ownership Plan and Trust for the Employees of Lazy Days, the Sellers signatories thereto, and Oakridge Consulting, dated as of April 27, 2004.*

10.2	Contribution Agreement by and among Donald W. Wallace, Alliance Holdings, Inc., PPM America Special Investments Fund, L.P., Lion Connecticut Holdings, Inc., (as successor by merger to Reliastar Financial Corp.), PPM America Special Investments CBO II, L.P., PB Capital Corporation, The Provident Bank, RV Acquisition Inc., and Bruckmann, Rosser, Sherrill & Co. II, L.P., dated as of May 14, 2004.*

10.3	Employment Agreement by and among Lazy Days, RV Acquisition Inc., John Horton, and Bruckmann, Rosser, Sherrill & Co. II, L.P., dated as of May 14, 2004.*(1)

10.4	Employment Agreement by and among Lazy Days, RV Acquisition Inc., Charles L. Thibault, and Bruckmann, Rosser, Sherrill & Co. II, L.P., dated as of May 14, 2004.*(1)

10.5	Employment Agreement by and among Lazy Days, RV Acquisition Inc., Donald W. Wallace, and Bruckmann, Rosser, Sherrill & Co. II, L.P., dated as of May 14, 2004.*(1)

10.6	Termination Agreement by and among Lazy Days, LD Holdings, Inc., LDRV Holdings Corp., Alliance Holdings, Inc., Donald W. Wallace, PPM America Special Investments Fund, L.P., PPM America Special Investments CBO II, L.P., Lion Connecticut Holdings, Inc., (as successor by merger to Reliastar Financial Corp.), PB Capital Corporation, The Provident Bank, and James L. Farnsworth (not in his individual capacity, but solely as trustee of the Employee Stock Ownership Plan and Trust for the employees of Lazy Days as directed by Consulting Fiduciaries, Inc.), dated as of May 14, 2004.*

10.7	Escrow Agreement by and among Alliance Holdings, Inc., PPM America Special Investments Fund, L.P., Lion Connecticut Holdings, Inc., (as successor by merger to Reliastar Financial Corp.), PPM America Special Investments CBO II, L.P., PB Capital Corporation, The Provident Bank, RV Acquisition Inc., Donald W. Wallace, Oakridge Consulting, Inc. (acting hereunder through Michael Salvati, not individually, but solely as agent for the Sellers), RV Acquisition Inc. and Wells Fargo Bank, National Association (as escrow agent), dated as of May 14, 2004.*

10.8	Redemption Agreement by and among LD Holdings, Inc. and Lazy Days, dated as of May 14, 2004.*

10.9	Management Agreement by and among Bruckmann, Rosser, Sherrill & Co., L.L.C., RV Acquisition Inc., LD Holdings, Inc., and Lazy Days, dated as of May 14, 2004.*

10.10	Non-compete and Covenant Agreement by and among Lazy Days, RV Acquisition Inc., Donald W. Wallace, and Bruckmann, Rosser, Sherrill & Co. II, L.P., dated as of May 14, 2004.*(1)

10.11	Registration Rights Agreement by and among RV Acquisition Inc., Bruckmann, Rosser, Sherrill & Co. II, L.P., Donald W. Wallace, and each of the executives of Lazy Days who executes a joinder to the Agreement on or after the date thereof, dated as of May 14, 2004.*

10.12	Stockholders Agreement by and among RV Acquisition Inc., Bruckmann, Rosser, Sherrill & Co. II, L.P., Donald W. Wallace, each of the executives of Lazy Days who executes a joinder to the Agreement on or after the date thereof, and Alliance Holdings, Inc., dated as of May 14, 2004.*

10.13	Wallace Contribution Agreement by and among Donald W. Wallace, RV Acquisition Inc., and Bruckmann, Rosser, Sherrill & Co. II, L.P., dated as of May 14, 2004.*

10.14	Wallace Note Agreement by and among Donald W. Wallace and Lazy Days, dated as of May 14, 2004.*

10.15	Second Amended and Restated Floor Plan Credit Agreement by and among Lazy Days, Bank of America, N.A. (successor by merger to Banc of America Specialty Finance, Inc.), and KeyBank National Association (a national banking association), amended and restated as of May 14, 2004.*

10.16	Second Amended and Restated Floor Plan Security Agreement by and among Lazy Days and Bank of America, N.A. (successor by merger to Banc of America Specialty Finance, Inc.), amended and restated as of May 14, 2004.*

10.17	Ground Lease by and between I-4 Land Holding Limited Company and Lazy Days, dated as of July 1999.*

10.18	First Amendment to Lease by and between I-4 Land Holding Limited Company and Lazy Days, dated as of May 14, 2004.*

10.19	Loan and Security Agreement by and between Lazy Days and Wells Fargo Foothill, Inc., dated as of May 14, 2004.*

10.20	Collateral Assignment of Stock Purchase Agreement by and between RV Acquisition Inc. and Wells Fargo Foothill, Inc., dated as of May 14, 2004.*

10.21	Pledge and Security Agreement by and among Lazy Days, LD Holdings, Inc. and Wells Fargo Foothill, Inc., dated as of May 14, 2004.*

10.22	Exclusive Consignment Contract for Sale of Recreational Vehicles by and between I-4 Land Holding Limited Company and Lazy Days, dated as of December 29, 2001.*

10.23	RV Acquisition Inc. 2004 Stock Option Plan, as adopted on August 20, 2004. **(1)

10.24	Form of Non-Qualified Stock Option Agreement.**(1)

10.25	Form of Subscription Agreement.**(1)

10.26	Amendment No. 1 to Second Amended and Restated Floor Plan Credit Agreement dated as of October 28, 2004, by Lazy Days’ R.V. Center, Inc., Bank of America, N.A. (successor by merger to Banc of America Specialty Finance, Inc.), as Administrative Agent and as Collateral Agent, and Bank of America, N.A. (successor by merger to Banc of America Specialty Finance, Inc.) and Keybank National Association, as Lenders, to amend the Second Amended and Restated Floor Plan Credit Agreement, originally dated as of July 15, 1999, amended and restated as of July 31, 2002, and amended and restated as of May 14, 2004.*

10.27	Collateral Assignment of Leases, dated as of October 28, 2004, by and between Lazy Days’ R.V. Center, Inc., a Florida corporation, and Bank of America, N.A. (as successor by merger to Banc of America Specialty Finance, Inc.), as collateral agent (together with its successors in trust under the Second Amended and Restated Floor Plan Collateral Agency Agreement originally dated as of July 15, 1999, as amended and restated as of July 31, 2002, and as amended and restated as of May 14, 2004.*

21.1	Subsidiaries of Lazy Days’ R.V. Center, Inc. ***

31.1	Certification of Principal Executive Officer dated March 31, 2005 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer dated March 31, 2005 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer dated March 31, 2005 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer dated March 31, 2005 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed with Form S-4 on August 12, 2004.
**	Previously filed with Form S-4/A on October 29, 2004.
***	Previously filed with Form 10-K dated March 31, 2005.
(1)	Compensatory plan or arrangement or management contract as defined in Rule 601 of Regulation S-K.