Form 10-K
period 2005-12-31
Lazy Days R.V. Center, Inc.
filed 2006-03-31
CIK 1296937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from              to             .

COMMISSION FILE NUMBER: 333-118185

LAZY DAYS’ R.V. CENTER, INC.
(Exact name of registrant as specified in its charter)

Florida	59-1764794
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6130 Lazy Days Boulevard
Seffner, Florida	33584-2968
(Address of principal executive offices)	(Zip Code)

(800) 626-7800
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:  None.

Securities Registered Pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes      No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that it was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

            Large accelerated filer☐                    Accelerated filer☐                                Non-accelerated filer☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):                 Yes  ☐    No  ☒

As of March 31, 2006, the registrant had 100 shares of common stock outstanding.

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

We have used the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on our management’s expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. Our actual results could differ materially from those anticipated by such forward-looking statements.

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

PART I

ITEM 1. BUSINESS

Our Company

We are the largest single site recreational vehicle (“RV”) retailer in the world. In 2005, we sold 8,550 new and pre-owned RVs in the retail market, including Class A motorhomes, Class C motorhomes, conventional trailers and fifth-wheel trailers. Class A motorhomes are the highest priced class of vehicles in the RV industry and represented 82% of our 2005 new RV revenues. We also generate revenue from commissions earned on vehicle financing and insurance products we sell on behalf of third-party providers, from the service, maintenance and repair of RVs, from daily fees paid by customers who utilize our RallyPark campground facilities and rental revenue from our 2004 rental program. We operate on a 126-acre site near Tampa, Florida that attracts more than 250,000 visitors annually. We generated 2005 revenues of $804.2 million.

One of our primary strategies is to create “Customers for Life” by offering a unique purchasing experience that combines the largest single site RV inventory in the world, our one of a kind scenic facility with multiple amenities and our focused, process oriented approach to servicing the customer. Building a welcoming atmosphere that caters to the RV enthusiast community is an intangible element critical to our success, and our philosophy is thoroughly ingrained in and continually reinforced throughout our corporate culture at every level. Our unique customer focused business model has resulted in a loyal, stable and growing customer base and an unrivaled reputation within the RV community. Our ability to generate a majority of our annual unit sales from repeat business and word-of-mouth referrals is testimony to the success of this approach. We generated 22% and 27% of our 2005 unit sales from repeat and referral customers, respectively.

To enhance our customers’ RV experience, we have developed our facilities with their needs in mind and as a result our site has become a destination location for RV owners throughout the United States, Mexico and Canada. Our facilities feature a number of unique attractions including a 1,200-site outdoor showspace of new and pre-owned RVs, a 230-bay RV servicing facility with a 6,600 sq. ft. Customer Service Pavilion that includes a professional full-time concierge station, complimentary Starbucks coffee concession, luxurious seating areas, flat screen televisions and wireless internet connections. At our 299-site RallyPark, we hold over 100 rallies each year and provide our visitors the opportunity to meet and spend time with other RV enthusiasts. In addition, visitors to our site can enjoy complimentary meals at our new Italian style Café or visit our Learning Center for complimentary seminars. Customers who have purchased a high-end Class A motorhome enjoy the exclusive services and amenities of our CrownClub facility. Finally, there are additional attractions located adjacent to our facilities that appeal to RV owners including a Camping World retailer, a Flying J Travel Plaza and a Cracker Barrel restaurant. These features and our customer focused philosophy cater to the RV enthusiast community and have allowed us to attract potential RV purchasers from across the United States. In 2005, 40% of our unit sales were to customers that reside outside the state of Florida.

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

• Process Driven Sales Organization. We have a talented and experienced sales organization with approximately 160 sales professionals. Our sales professionals benefit from at least one hour of training each business day on specific product features and selling techniques. Our sales professionals’ compensation structure is 100% commission based and is driven by profit achievement and customer satisfaction ratings. Each salesperson follows a carefully scripted process which we have developed over time. Our sales process begins with a customer interview to determine which products will appeal to the customer. The salesperson then escorts the customer through the product selection process by touring our facilities and focusing the customer on three to five specific models the sales person determined best meets the customer’s needs. Once a selection is made, the salesperson coordinates with the desk manager to value the customer’s trade-in, if applicable, and determine the sales price. We contact each customer, on average, eight times within the first twelve months following their purchase to ensure satisfaction and create customer loyalty. In 2005, $740.5 million of our revenues were generated from sales of new and pre-owned RVs.

• Finance and Insurance Product Sales. Upon completion of the sale negotiation, the customer is escorted to a business manager who documents the purchase and offers third-party financing, insurance and warranty products. In 2005, approximately 54% of our customers obtained their vehicle financing through Lazydays, the interest on which is often tax deductible as a person’s primary or secondary residence. We arrange financing from eleven lending institutions and offer insurance products from seven insurance underwriters. In 2005, $21.4 million of our revenues were generated from commissions on third-party finance and insurance products.

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

• Marketing. The most important component of our marketing effort is word-of-mouth marketing among our customers and other RV enthusiasts. We actively foster referrals among our customers and acknowledge their efforts on our “Wall of Honor,” which prominently displays the names of our customers who generate four or more referral deliveries. We target multiple direct marketing efforts at prospective buyers utilizing our proprietary database of 450,000 current and potential RVers in order to drive in-person visits and telephone contacts. We have a print advertising campaign in camping and RV magazines. In 2005, we launched Lazydays RVLiving magazine. The magazine is published every two months and targets the fastest growing segment of RV owners and aspirants - the baby boomer generation. Our largest source of customer traffic is our website, www.lazydays.com, which features real-time displays of our inventory updated automatically every 10 minutes and offers customers an opportunity to browse our current product selection. These multi-faceted marketing initiatives generate significant customer traffic.

• The Café. The Italian style Café is located in our main dealership building and serves over 300,000 complimentary meals to customers and visitors each year, including customers visiting our facilities for service and repair, sales prospects and RallyPark guests. Importantly, the layout of our site requires our RallyPark guests to traverse our product selection in order to reach the Café. As a result, potential customers often approach sales representatives before or after the meal service to inquire about our products.

• CrownClub. Our CrownClub facility opened in December 2003 as an additional exclusive benefit to our customers who purchase a high-end (approximately $250,000 and above) Class A motorhome. CrownClub qualifying new and pre-owned unit purchasers receive membership privileges which we believe help motivate our customers to trade-in on a more frequent basis. CrownClub membership offers access to 40 premier service bays and a 17,000 square foot clubhouse, including a lounge, grill room, library, business center and swimming pool. CrownClub members enjoy complimentary upscale meals and our full service bar. Members also receive other amenities such as an exterior wash upon service completion, invitations to CrownClub rallies held at exclusive RV resorts throughout the U.S., RallyPark certificates and free nights at selected premium Outdoor Resorts campgrounds. As of December 31, 2005, we had more than 3,140 CrownClub members, including customers who purchased qualifying RVs in the three years preceding the opening of the CrownClub facility.

• RallyPark. RallyPark is a 299-site RV campground located at the Lazydays facility. Each site offers wireless internet access, utilities, cable TV and a morning newspaper. More than 100 rallies are held at RallyPark each year and we believe RallyPark is the preferred rally site for many national, regional and state RV clubs. Our 12,000 square foot climate-controlled RallyCenter can accommodate up to 600 people and is utilized for dinners, meetings, award ceremonies and live entertainment. We also offer a screened and heated swimming pool and jacuzzi, tennis courts, horseshoe pits and shuffleboard lanes for our guests. In 2005, $1.4 million of our revenues were generated from fees charged to RallyPark guests.

• Quality Service and Repair Programs. We have a 230-bay servicing area including 40 premier CrownClub bays and what we believe is the largest RV collision repair center in the U.S. We also offer other special services that are performed in our cabinet shop, chassis shop, windshield repair shop and upholstery shop. Our staff is highly qualified and has over 90 of an estimated 400 RVIA/RVDA Certified and Master Certified technicians in the state of Florida. We have an extensive parts inventory which, as of December 31, 2005, was approximately $1.5 million and we have access to many hard-to-find parts. In 2005, $41.0 million of our revenues were generated from service and repair.

• Premier Customer Profile. Our business model allows us to seek and maintain “Customers for Life.” Our target customers are RV enthusiasts who we believe represent the substantial majority of our customer base and differ from recreational RV consumers in that they are seeking a lifestyle centered around the RV. RV enthusiasts are typically financially secure couples in the 55-74 year-old age group who are seeking an RV lifestyle that involves frequent travel, substantial time living in their RV and the opportunity for interaction with other RV enthusiasts. Approximately 70% of our customers seek to trade-in an RV, and many of our RV enthusiast customers are purchasing their third or fourth RV and may use their RV as their primary residence. We are intently focused on improving the likelihood that when an RV enthusiast does purchase an RV they purchase it from Lazydays. Our continuing success in this endeavor was demonstrated by the 22% of our unit sales which were generated from repeat customers in 2005. Our customers generally purchase RVs at higher price points, as evidenced by our average purchase price for retail sales of $86,606 in 2005 compared to an industry average of approximately $39,841 in 2005. We also believe our name and reputation are being disseminated to other RV enthusiasts within this community and in 2005, 27% of our unit sales were to referral customers.

• Economies of Scale. We believe that we generate approximately three times the revenue of the next largest single-site dealership. We offer over 156 distinct new RV models, including Class A motorhomes, Class C motorhomes, conventional trailers and fifth-wheel trailers, which we believe is the broadest product offering at any single-site retailer. Our 1,200-site outdoor showspace includes new products from leading manufacturers, including Monaco Coach Corporation, Fleetwood Enterprises, Inc., Winnebago Industries, Inc., Carriage, Inc., Thor Industries, Inc., National RV Holdings, Inc., Glendale RV, Country Coach, Forest River RV, Inc. and Tiffin Motorhomes, Inc. We attract potential RV purchasers from across the United States, as evidenced by the 54% of our Class A unit sales in 2005 made to customers that reside outside the state of Florida. Our scale also allows us to provide one-stop shopping for our customers by offering competitive third-party financing, insurance and warranty products. Approximately 70% of our customers seek to trade-in an RV which provides us with a consistent supply of pre-owned vehicles to offer our customers. Finally, the wholesale network of over 1,500 dealers that we have developed since 1994 provides us with a reliable system for managing our pre-owned inventory and allows us to accept and accurately value customer trade-ins.

• Favorable Relationships with Manufacturers. We believe our supplier relationships are excellent. In 2005, we were the largest retailer for five of the nine manufacturers represented by our new RV product offering. Our product offering of Class A motorhomes represents manufacturers that command a 69% share of the U.S. Class A market. The manufacturers we represent have over 26 full-time sales and service representatives stationed at our site to educate our sales force, assist customers in their purchase decision and assist in servicing vehicles. We have favorable multi-year contracts which provide exclusive geographical distribution rights for many manufacturers’ products, ranging from the Tampa, Florida area to the southeastern United States. We have maintained long-term relationships with these manufacturers across various levels within each organization, ranging from frequent management contacts to manufacturer production personnel visiting our facilities to assist in delivering RVs and addressing quality issues.

• Experienced Management Team. We are led by an experienced management team. Don Wallace, Chairman of the Board of Directors, founded Lazydays in 1976 with his father and brother. Mr. Wallace was recognized as the 1993 RV Industry Executive of the Year by RV News. John Horton, our Chief Executive Officer, joined us in 2001 after holding numerous managerial positions in several industries. Chuck Thibault, our Chief Financial Officer, joined our Company in 1980.

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

• Favorable Demographics. We believe the aging of the “baby boomer” generation will result in substantial increases in RV sales over the next 5-10 years. Overall RV ownership rates have historically been highest in the 55-64 year-old age group with penetration rates of approximately 14%. This age group is expected to grow 45% from 2002 to 2010. Our management team believes our existing 126-acre site can accommodate a 45% increase in annual RV deliveries and we plan to continue to expand our product offering to include additional manufacturers’ product lines as dictated by customer preferences.

• Generate and Convert Sales Opportunities. We continually seek to increase the number of sales prospects through creative marketing initiatives including effectively utilizing and enhancing our destination location appeal, our proprietary database and website. We employ systems that continually monitor and improve nearly all of our customer interactions and all facets of our sales processes in order to increase the rate at which we convert these sales leads into RV purchases. In 2005, approximately 20% of the over 38,000 prospective customers who actively pursued an RV purchase from us actually purchased an RV. We will continue to work to improve our customer focused model by having daily training sessions with our sales force to improve sales techniques and product knowledge, ensuring that a consistent message is delivered to our customers. We will also continue to focus on high-margin sales opportunities, including Class A motorhome sales and sales of finance, insurance and warranty products.

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

New Vehicles

Motorhomes

Class A. Class A motor homes are the largest and most luxurious motorhomes. These motor homes are built on specially designed chassis and often are outfitted with amenities such as washers/dryers, security systems, TVs, DVD players, satellite dishes and hydraulic leveling systems. Newer Class A motor homes are generally equipped with multiple “slide-outs,” which allow the owner to extend the exterior walls of the RV when parked to dramatically enlarge the interior space. These motor homes range in length from 21 to 45 feet and sell for between $50,000 and over $1 million and represented 82% of our 2005 new vehicle revenues.

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

Class C. Class C motorhomes, also known as “mini-motor homes,” are constructed on an automotive manufactured van frame with an attached cab segment. Similar to Class A motor homes, these RVs, which range in length from 20 to 32 feet, offer full kitchen, sleeping and dining facilities and are increasingly featuring “slide-outs.” Class C motorhomes sell for between $40,000 and $125,000 and represented 4% of our 2005 new vehicle revenues.

Towables

Conventional. Conventional travel trailers range in length from 12 to 35 feet and generally include all of the facilities found in a motorhome. As with all towables, an advantage of a conventional travel trailer is that it can be detached from a car, pickup truck, or van at the destination, thus making the towing vehicle available for other uses. In addition, six-cylinder engine cars are now capable of towing the newer, lightweight travel trailer models. New travel trailers, most of which can sleep up to eight people, are priced between $9,000 and $76,000 and represented 5% of our 2005 new vehicle revenues.

Fifth Wheel. Fifth-wheel travel trailers, which range in length from 21 to 40 feet, are similar to conventional travel trailers in terms of size and amenities, but the two differ in their methods of attachment to the towing vehicle. While a conventional travel trailer is designed to be mounted on a standard car, truck, or van hitch, a fifth-wheel travel trailer is attached to a pickup truck by a special hitch connected to the truck bed. This design provides greater maneuverability and reduces the overall length of the combined vehicles. Fifth-wheel travel trailers sell for between $12,000 and $100,000 and represented 6% of our 2005 new vehicle revenues.

Pre-Owned Vehicles

Sales of pre-owned RVs contributed 33% of our revenues during 2005. With approximately 70% of our customers providing a trade-in RV, we benefit from a steady, high quality flow of available pre-owned inventory. We sell our pre-owned vehicles to both retail customers and, on a wholesale basis, a network of RV and automotive dealers. Retail customers purchase pre-owned vehicles because they can get a high quality vehicle at a lower price. We enhance the value of pre-owned vehicles by fully servicing them before offering them for resale.

Our practice of wholesaling RVs to other dealers allows us to manage our pre-owned vehicle inventory optimally and limit our risk of carrying pre-owned vehicles for extended time periods. With access to over 1,500 dealers, we can offer higher values for trade-ins and mitigate our trade-in risk by selling slow-moving pre-owned RVs through this large dealer network.

The sales of all categories of pre-owned inventory through our wholesale network represented 8% of total pre-owned vehicle revenues in 2005. Of our total pre-owned vehicle revenues in 2005, retail sales of pre-owned Class A motorhomes represented approximately 76%, retail sales of Class C pre-owned motorhomes represented 6% and retail sales of pre-owned fifth wheel and conventional towables and other miscellaneous vehicles represented the remaining 10%.

Trailer Rental Program for Temporary Housing

As a result of the active Florida hurricane season in 2004, we developed a rental program which targeted displaced hurricane victims in need of temporary housing. In 2004, 682 conventional travel trailers were rented. Rental terms ranged from three to six months with extended terms available. We continued the program in 2005 and expanded rental units to include Class C motorhomes. In 2005, we rented an additional 156 travel trailers and 25 Class C motorhomes to the Federal Emergency Management Agency (FEMA). Rental revenue totaled $5.2 million in 2005. At the end of 2005, we had 132 outstanding rental units. We expect this program to conclude in 2006.

Service and Repair

We operate 230 service bays, providing on site general RV maintenance and repair work to customers. The service and repair department is divided into two areas: the “make ready” process for deliveries of recently purchased new and pre-owned retail units and post-delivery service. We also maintain a body shop, cabinet shop, chassis shop and windshield repair shop with highly skilled, RVIA/ RVDA-certified technicians and specialized equipment and facilities. In addition to preparing several thousand RVs for delivery to customers each year, our service and repair operations provide general RV maintenance and repair services and manufacturer paid work performed under warranty to approximately 10,000 customers annually. Furthermore, with over $1.5 million of parts and accessories inventory, in addition to a fully stocked on-site Camping World store, Lazydays provides new and pre-owned RV buyers the option of dealer installed accessories, such as tow hitches, satellite dishes and specialized suspension systems that can be included in each buyer’s financing. Lazydays’ average service and repair customer spends approximately $1,300 per visit.

We frequently welcome customers who travel from across the country to have their vehicles serviced by our team of service and repair professionals. As a result, the service and repair department serves as a means of attracting potential customers to the Lazydays facilities and offers greater additional sales opportunities for us. Our service and repair department generated $40.9 million of revenue in 2005.

Financing and Related Services

We provide assistance to customers in arranging financing for their RV purchases through a variety of lenders. Revenues from financing, warranty and extended warranty products and related services have increased from $14.8 million in 1999 to $21.4 million in 2005.

Financing

Lazydays generates commission based revenue from its financing services by placing the loans with one of eleven independent lending institutions. The interest on these loans is often deductible to our customers as a mortgage for tax purposes for a primary or secondary residence. During 2005, approximately 54% of our customers obtained their vehicle financing through Lazydays. By leveraging the volume of our financing customers, we are able to negotiate favorable rates for our customers with third-party lenders. Financing fee based revenues represented approximately 65% of 2005 financing and related services revenue.

Insurance and Extended Warranties

We offer extended warranties and various insurance products for new and pre-owned RVs. As with our financing related products, we are paid a fee for placing the warranty or insurance product with one of seven different insurance underwriters. Approximately 68% of our customers purchased extended warranties during 2005, and we offer other insurance products, including tire, life and physical damage insurance. Together, revenue from insurance and warranties represented approximately 35% of our 2005 financing and related services revenue.

RallyPark and Related Services

RallyPark is our full service RV campground that includes a 12,000 sq. ft. recreation hall, screened-in heated pool and Jacuzzi, computer room and commercial kitchen facilities and exists primarily to attract visitors to Lazydays and enhance their overall experience. Our RallyPark attracts over 48,000 visitors each year and has 299 full hook-up sites which provide utilities, wireless internet access, cable TV and a morning newspaper.

More than 100 rallies were held at RallyPark in 2005, with many sponsored by us as a marketing promotion tool to create additional customer traffic. We also prominently display marketing and promotional materials throughout the park. All park guests are invited to the Café in the main building for complimentary breakfast and lunch with a shuttle service running frequently between the park and the dealership. Our 12,000 square foot climate-controlled RallyCenter can accommodate up to 500 people and is utilized for dinners, meetings, award ceremonies and live entertainment. RallyPark represents an important and successful marketing tool for us and our RallyPark guests contributed $9.8 million to our 2005 vehicle revenues, in addition to $1.5 million in fees generated from RallyPark visitors.

Served Markets

We generated approximately 60% of our retail deliveries from Florida residents in 2005, the third largest RV buying state in the United States, and we are by far the dominant player in the Florida market with a 41% share of Class A motorhome unit sales in 2005. While we estimate that Florida is Lazydays’ primary market, we have experienced great success penetrating other markets, with unit sales to residents outside the state of Florida reaching 40% of our retail deliveries in 2005. We believe our U.S. market share in Class A motorhome unit sales in 2005 was approximately 6%, and represents a substantial opportunity for further market penetration and expansion for us.

Target Customer

We estimate that approximately 70% of our customers have previously owned an RV. These customers have adopted the RV lifestyle and do not generally view RVs as luxury or recreational items, as the broader market may view them. Accordingly, for many of our customers, the RV represents a necessary purchase that will occur periodically as the time comes to trade in and upgrade the vehicle.

    Consistent with their RV enthusiast lifestyle, Lazydays customers are frequently repeat purchasers. Management estimates that Lazydays’ average customer owns his or her RV three to four years before trading it in, compared to an estimated industry average of approximately seven years. In 2005, 22% of the vehicles we sold were to repeat customers, representing $181 million in revenues. In addition, the RV lifestyle includes frequent social interaction between RVers that creates an environment in which word-of-mouth marketing becomes a powerful tool. The loyalty of the Lazydays customer is perhaps demonstrated by the fact that referral customers represented 27% of our total customers and generated approximately $206 million in revenue in 2005.

While our typical customers are in their mid-fifties, we have an increasing number of customers in their mid-40s with young children. RV ownership provides this younger customer group access to relatively safe and economical vacation and travel alternatives. While this younger demographic is currently a small portion of the RV buying group, management believes its growing interest in RVs demonstrates the broadening appeal of RVs in general and represents an opportunity for us to penetrate a greater portion of the population.

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

Our direct sales organization is comprised of eight sales managers who oversee approximately 145 salespeople, as well as managers that oversee other aspects of the sales process, such as Internet, telephone and wholesale sales, pricing and the appraisal of trade-in units. Each sales manager is responsible for a team of 5 to 24 salespeople and is compensated based on team and Company performance goals. Additionally, each sales manager administers a relationship with a manufacturer by understanding new products and monitoring inventory levels.

Our salespeople are divided into three levels based on customer satisfaction and sales performance. Our sales professionals’ compensation structure is 100% commission based and is driven by profit achievement and customer satisfaction ratings. In 2005, our compensation per year per salesperson averaged approximately $90,000 and the top salesperson earned $260,000, which we believe is significantly higher than at other dealerships in the country, thus allowing us to attract and retain a high quality sales force. Because of the opportunities offered to our salespeople, we have historically maintained low turnover within our sales staff.

Sales Organization

Our sales team has consistently improved its success in converting sales opportunities into RV deliveries over the years, as management continuously refines the sales process. From 2000 to 2005, we improved our delivery ratio (the number of sales divided by the number of sales opportunities or “ups”) from 16.9% to 19.9%. Through the ongoing development of the sales process and training of personnel, management believes its sales force’s productivity will continue to improve.

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

Marketing Overview

Lazydays attracted over 250,000 visitors to its complex and generated over 38,000 sales opportunities in 2005. This traffic is generated through a comprehensive program that includes referrals, direct mail, television and print advertising, rallies and trade shows, marketing partners and the Lazydays website. All of our marketing work, including the development of strategies and concepts, the maintenance of the customer database and the design and layout of advertisements, is performed in-house, with the exception of high volume printing and television production. By performing the majority of our marketing functions internally, we are able to manage our marketing cost effectively. We spent $6.0 million on our marketing efforts in 2005, or 0.7% of total revenues, a level that is consistent with historical expenditures as a percentage of revenues.

Referrals

    In 2005, 27% of total deliveries were made on a customer referral basis, generating $206 million in revenues. Customer referrals are our most productive and inexpensive advertising source. The introduction of the Lazydays Friends & Family Program in July 1997 served as a catalyst for referral based business. Friends & Family based referrals accounted for 41% of the referral-based revenue in 2005, or approximately $84 million. The program promotes referral activity by rewarding customer loyalty and referral business with awards and recognition for each referral that leads to a sale. As customers make new, qualified referrals, they receive rewards, such as complimentary stays at RallyPark for Friends & Family rallies, award certificates and entries in drawings for cash prizes. In addition, based on their number of referrals, Friends & Family members have their names prominently displayed on plaques along the Wall of Honor in the lobby of the main dealership building.

Direct Mail, Print and Television

We manage a proprietary database of approximately 2.4 million RV owners and potential owners to maintain regular mail-based contact with existing and potential customers. We have used direct mail marketing for the past ten years, we advertise in numerous industry publications and, on a limited basis, through local television. In 2005, direct mail, print and television generated 4% of total deliveries and represented approximately $30 million of revenues.

We design our own direct mail marketing materials in-house and have millions of postcards, posters, brochures and mailers printed each year to generate interest in our RVs. Our largest publication is our bi-monthly RVLiving Magazine which was launched in May 2005. RVLiving showcases RVs for sale at Lazydays and targets the fastest growing segment of RV owners and aspirants - the baby boomer generation. The magazine has an annual circulation of 900,000. We also send over 1 million large format postcards and personalized notes each year for a variety of occasions, including the anniversary of an RV purchase, to maintain strong customer goodwill.

Internet Website

The Lazydays website is a user-friendly marketing and informational tool. Our website allows our customers to view new and pre-owned RV photos and specifications within minutes after the vehicle becomes available for sale. Users can search for available RVs by keyword, brand, class, make and model, as well as learn more about the numerous value added benefits offered by us. Users have the ability to purchase our RVs without visiting our facility by learning about products online and by calling or emailing Lazydays to further their inquiry. Additionally, users can obtain an estimate of the value of their trade-ins prior to arriving at Lazydays. In 2005, the Internet and Lazydays’ website generated 20% of total deliveries and represented approximately $158 million in revenues.

Rallies and Trade Shows

Rallies and trade shows serve as an ideal opportunity to market Lazydays to concentrated groups of RV enthusiasts. Hundreds of rallies and trade shows take place throughout the U.S. each year. Lazydays attends over 40 off-site rallies each year. We send sales representatives and a selection of RVs to the rallies and trade shows to promote products, answer questions and build excitement around the dealership. In 2005, attendance at RV rallies and trade shows generated 3% of our total deliveries and represented $44.2 million of revenues.

In addition, approximately 100 RV rallies are held each year at RallyPark in which we can exclusively display and promote our products and value-added benefits. These onsite rallies and RallyPark guests generated vehicle revenues of approximately $9.8 million in 2005.

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

The following chart lists our primary marketing partners:

Marketing Partners

Partner	Description
Camping World, Inc	Retailer of RV accessories
Thousand Trails, Inc	Manager of membership campgrounds
Family Motor Coach Association	RV owners club
Fantasy RV Tours	Conducts guided RV tours
Workhouse Custom Chassis LLC	Manufacturer of heavy duty custom chassis
Spartan Chassis, Inc.	Manufacturer of heavy duty custom chassis

Suppliers

Over the course of our operating history, we have developed strong relationships with the industry’s leading RV manufacturers. We are supplied primarily by nine major RV manufacturers that rely on us as a primary point of distribution.

For most product lines and manufacturers, we are the leading dealership in terms of sales volume. Manufacturers are highly dependent on us for their Florida sales, an important territory for the RV industry. In 2005, we were responsible for 58.5% of our suppliers’ total Florida Class A RV sales. We have won numerous supplier awards for our excellence in sales and service, including Fleetwood’s Circle of Excellence Award ten times and Winnebago’s Circle of Excellence Award every year (20 times) since the award’s inception.

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

Employees

We benefit from a loyal and dedicated non-union workforce of 705 full-time and 34 part-time employees as of December 31, 2005 and have never experienced a work stoppage. Each of these individuals is critical to sustaining a culture that is unique in the industry. We work to ensure that every employee shares our vision and commitment to customer service and welcomes each visitor with the phrase, “Welcome to Lazydays.”

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

Our customers and potential customers are subject to federal, state and local statutes, ordinances and regulations regarding the ownership of recreational vehicles. The adoption of more stringent statutes, ordinances and regulations affecting the consumer ownership of recreational vehicles, could limit our ability to sell our products.

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

ITEM 1A. RISK FACTORS

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

Following is a summary of such risks which can be found in more detail in the “Risk Factors” described in our Registration Statement on Form S-4 dated August 12, 2004, as amended:

We may experience unanticipated fluctuations in our operating results for a variety of reasons.

Our net sales, gross margin and operating results may fluctuate significantly from period to period due to a number of factors, many of which are not readily predictable. These factors include the following:

• the margins associated with the mix of products we sell in any particular period;

• the ability of our suppliers to introduce new models that achieve consumer acceptance;

• the addition or loss of competing dealers;

• the timing of trade shows and rallies, which we use to market and sell our products; and

• factors affecting the recreational vehicle industry as a whole, including economic and seasonal factors.

Our overall gross margin may decline in future periods to the extent that we increase the percentage of sales of lower gross margin towable products or if the mix of motorhomes we sell shifts to lower gross margin units. In addition, a relatively small variation in the number of recreational vehicles we sell in any quarter can have a significant impact on total sales and operating results for that quarter.

We attempt to forecast demand for our products and adjust our inventory accurately prior to receipt of such orders. However, it is highly unlikely that we will consistently accurately forecast the timing, rate and mix of orders. This aspect of our business makes our planning inexact and, in turn, affects our inventories, operating results and cash flow for any given quarter.

Reduced availability of financing for our customers could adversely affect our sales volume.

Our customers generally secure financing from third-party lenders. Reduced availability of such financing and higher interest rates may have an adverse effect on the recreational vehicle business and our sales. If third-party financing were to become unavailable or were to be restricted, this could have a material adverse effect on our results of operations. Availability of financing is dependent on the lending practices of lending institutions, financial markets, governmental policies and economic conditions, all of which are largely beyond our control. Many states classify recreational vehicles as personal property rather than real property for purposes of taxation and lien perfection and as a result, interest rates for recreational vehicles are generally higher and the terms of the loans shorter than for site-built homes. There can be no assurance that affordable wholesale or retail financing for recreational vehicles will continue to be available on a widespread basis.

Our geographic concentration heightens our exposure to adverse regional developments, including adverse economic conditions, demographic changes, severe weather events and natural disasters.

For the year ended December 31, 2005, 60% of our unit sales were to customers in the state of Florida. Our geographic concentration in the southeast and Florida in particular, heightens our exposure to adverse developments related to competition, as well as economic and demographic changes in this region. We cannot assure you that our geographic concentration will not result in a material adverse effect on our business, financial condition or results of operations in the future. In addition, as a single-site operator, a severe weather event or natural catastrophe such as a hurricane may adversely affect our business. We have a single location near Tampa, Florida which is in close proximity to the Gulf of Mexico. A severe weather event such as a hurricane could cause severe damage to our property and inventory and could cause disruptions to our operations. Although we believe we have adequate insurance coverage, if we were to experience a catastrophic loss, we may exceed our policy limits and/or we may have difficulty obtaining similar insurance coverage in the future. We cannot assure you that an adverse weather event would not have an adverse impact on our business.

Our business is cyclical and seasonal and this can lead to fluctuations in our sales and operating results.

The industry in which we operate is highly cyclical and there can be substantial fluctuations in our retail sales and operating results, and the results for any prior period may not be indicative of results for any future period. Companies within the recreational vehicle industry are subject to volatility in operating results due to external factors such as economic, demographic and political changes.

▪	Factors affecting the recreational vehicle industry include:

▪
overall consumer confidence and the level of discretionary consumer spending, which had an adverse effect on our business in calendar years 2000 and 2001 and may do so again depending on consumer reaction to economic uncertainty and potential volatility in the stock market;

▪	general economic conditions;

▪	increases in interest rates (which increase our borrowing costs and borrowing costs for our customers who finance their RV purchases);

▪	international tensions and hostilities;

▪	employment trends; and

▪	fuel availability and prices.

Changes in consumer confidence and the level of discretionary spending may disproportionately impact sales of our highest priced luxury motorhomes and a significant decrease in demand for these motorhomes may have an adverse effect on our business.

We cannot provide assurance that the factors that have had an adverse affect on our business in prior years will not have an adverse effect in the future.

We have experienced, and expect to continue to experience, significant variability in sales and net income as a result of seasonality in our business. Demand generally increases during the winter season, while sales and profits are generally lower during the spring and summer months.

Changes in consumer preferences for our products or our failure to gauge those preferences could lead to reduced sales and additional costs.

We believe that consumer preferences for recreational vehicles are likely to change over time. We further believe that the introduction of new features, designs and models will be critical to the future success of our operations. Delays in the introduction of new models or product features, or a lack of market acceptance of new features, designs or models, could have a material adverse effect on our business. Products may not be accepted for a number of reasons, including changes in consumer preferences or the failure of our suppliers to properly gauge consumer preferences. Our suppliers may also experience production difficulties, such as inefficiencies in purchasing and increased labor costs, as they introduce new models. We cannot be certain that new product introductions will not reduce revenues from existing models and adversely affect our results of operations. There can be no assurance that any of these new models or products will be introduced to the market on time or that they will be successful when introduced.

We are dependent on continued relationships with major manufacturers who supply our products.

Our success depends, to a significant extent, on continued relationships with nine major manufacturers from whom we purchase the majority of our new RV products. In the majority of cases we have entered into long term dealer agreements that provide exclusive sales rights for a certain product line over an extended geographic area. Some of these agreements require us to meet specified sales goals. Cancellation or modification of the dealer agreements, including the loss of our rights to geographic exclusivity, or a failure to renew a dealer agreement with one or more of these manufacturers could have a material adverse effect on our revenues by limiting our access to desirable products. We currently purchase over 150 models of new RVs from these nine manufacturers. We depend on our relationships with these manufacturers to provide the most desirable possible mix of new models to our customers. The loss of one of a significant number of models could reduce our competitiveness by decreasing our potential sales.

If the frequency and size of product liability and other claims against us, including wrongful death, increase, our business, results of operations and financial condition may be harmed.

The products that we sell and service have the potential to inflict significant injury or property damage. Even if the manufacturer caused a defect which led to injury or property damage, we could be liable on the theory of third-party product liability. We carry insurance for this in addition to the general liability insurance generally maintained by the manufacturers, but it is possible that a claim would not be covered or would exceed our policy limits.

Fuel shortages, or higher prices for fuel, could have a negative effect on sales of recreational vehicles.

Gasoline or diesel fuel is required for the operation of motor homes and most vehicles used to tow travel trailers. Particularly in view of increased international tensions, there can be no assurance that the supply of these petroleum products will continue uninterrupted, that rationing will not be imposed or that the price of or tax on these petroleum products will not significantly increase in the future. Increases in gasoline prices and speculation about potential fuel shortages have had an unfavorable effect on consumer demand for recreational vehicles from time to time in the past, which then had a material adverse effect on our sales volume, and may do so again in the future.

We require floor plan financing to purchase our inventory. The absence of available floor plan financing could have a material adverse effect on our operations and hinder our ability to achieve our growth strategy.

We depend, to a significant extent, on our ability to finance the purchase of inventory, which in the automotive and RV retail industries involves borrowing money in the form of floor plan financing. Floor plan financing is the method in which dealerships finance the purchase of new vehicles from a manufacturer. Our floor plan financing is secured by substantially all of our vehicle inventory and related accounts receivable. Any inability to obtain floor plan financing on customary terms, or the termination of our floor plan financing arrangements by our floor plan lenders, could have a material adverse effect on our operations. A substantial portion of our income is from financing, insurance and extended service contracts, which depend on third-party lenders and insurance companies. We cannot assure you third-party lending institutions will continue to provide financing for RV purchases.

A substantial part of our earnings come from the fees we receive from lending institutions and insurance companies for arranging financing and insurance coverage for our customers. The lending institution pays us a fee for each loan that we arrange. If the lenders we arrange financing through were to lend to our customers directly rather than through us, we would not receive a fee. In addition, if customers prepay financing we arranged within a specified period (generally within six months of the making of the loan), we are required to rebate (or "chargeback") all or a portion of the commissions paid to us by the lending institution. Our revenues from financing fees and vehicle service contract fees are recorded net of a reserve for estimated future chargebacks based on historical operating results and the termination provisions of the applicable contracts. Lending institutions may change the criteria or terms they use to make loan decisions, which could reduce the number of customers for whom we can arrange financing, or may elect to not continue to provide these products with respect to RVs. Our customers may also use the internet or other electronic methods to find financing alternatives. If any of these events occur, we could lose a significant portion of our income and profit.

In addition, we generally offer our customers (1) a service contract that provides additional warranty coverage on their RV or some of its parts after the manufacturer's original warranty expires and (2) various types of insurance policies that will provide money to pay a customer's RV loan if the customer dies or is physically disabled. We sell these products as a broker for unrelated companies that specialize in these types of coverage and we receive a fee for each product that we sell. If our customers obtain these policies directly from the insurers, our income and profits could decline.

The loss of key personnel and/or failure to attract and retain highly qualified personnel could make it more difficult for us to generate cash flow from operations and service our debt.

We are dependent on the continued services of our senior management team, particularly Don Wallace, Founder and current Board Chairman; John Horton, Chief Executive Officer and Chuck Thibault, Chief Financial Officer. We entered into employment agreements with certain of our key personnel, however, we cannot assure you that these individuals will stay with us. If any of these persons were to leave our company it could be difficult to replace him or her. We believe the loss of such key personnel could have a material adverse effect on us and our financial performance. We cannot assure you that we can attract and retain sufficient qualified personnel to meet our business needs. See “Directors and Executive Officers of the Registrant”.

The interests of our controlling stockholder may be in conflict with your interests as a holder of Notes.

RV Acquisition owns 100% of Holdings common stock, which in turn owns 100% of our common stock. BRS LP owns approximately 84% of RV Acquisition's Common Stock and has the ability to elect a majority of the board of directors and generally to control the affairs and policies of our company. Circumstances may occur in which the interests of BRS LP, as our stockholder, in pursuing acquisitions or otherwise, could be in conflict with the interests of the holders of the Notes. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters".

We were the sponsor of the ESOP, a leveraged employee stock ownership plan, that was terminated in connection with the Acquisition. ESOPs are subject to extensive government regulation and failure to comply with any of this regulation could have a negative effect on our financial condition.

The ESOP was subject to applicable provisions of the Internal Revenue Code of 1986, as amended (the "Code") and the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and regulations thereunder, designed to protect the ESOP's participants and beneficiaries. The ESOP was a party to certain corporate and restructuring transactions entered into by Holdings and its affiliates in 1999 and 2002. See "Certain Relationships and Related Transactions." In 1999, the ESOP borrowed funds from the Company and the ESOP acquired, through a holding company, beneficial ownership of approximately 84% of the Company's common stock. Subsequent to the 1999 transaction, we experienced a decline in our financial performance during an industry-wide downturn in sales, resulting in payment defaults on certain of our outstanding indebtedness. As a result, in 2002 certain of our debt obligations were converted into equity of Holdings, significantly diluting the ESOP's interest in the Company.

If a court or a governmental agency such as the Internal Revenue Service or the Department of Labor were to determine that the ESOP's participation in the 1999 transaction, including the valuation of the shares purchased by the ESOP, the 2002 restructuring and/or the ongoing administration of the ESOP was not in compliance with applicable laws and regulations, such an adverse determination could result in significant liabilities, including excise tax liabilities, and legal expenses for us. Due to the laws and regulations pertaining to ESOPs, we cannot accurately predict the outcome of any litigation were it to arise, and an adverse outcome of any such potential litigation could materially adversely affect our financial condition and results of operations.

We are subject to extensive government regulation. Changes in these regulations could have a negative effect on our financial condition.

The adoption of more stringent statutes and regulations, changes in the interpretation of existing statutes and regulations or our entrance into jurisdictions with more stringent regulatory requirements could curtail some of our operations. Such events could also deny us the opportunity to operate in certain locations or restrict products or services offered by us, including restrictions on the terms of financial and insurance products that we offer.

Various federal, state and local regulatory agencies, including the Occupational Safety and Health Administration, the United States Environmental Protection Agency and similar federal and local agencies, have jurisdiction over the operation of our dealerships, repair facilities and other operations with respect to matters such as consumer protection, workers' safety and laws regarding protection of the environment, including air, water and soil. The failure to maintain all requisite licenses and permits and comply with all applicable federal, state and local regulations, requisite licenses and permits could limit our ability to operate our business.

As with vehicle dealerships generally, and parts and service operations in particular, our business involves the use, handling, storage and contracting for recycling or disposal of hazardous or toxic substances or wastes, including environmentally sensitive materials such as motor oil, waste motor oil and filters, transmission fluid, antifreeze, freon, waste paint and lacquer thinner, batteries, solvents, lubricants, degreasing agents, gasoline, diesel fuels, asbestos containing materials and other chemicals.

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

Our customers and potential customers are subject to federal, state and local statutes, ordinances and regulations, including motor vehicle licensing requirements, regarding the ownership of recreational vehicles. The adoption of more stringent statutes, ordinances and regulations affecting the consumer ownership of recreational vehicles could limit our ability to sell our products.

The occurrence of extraordinary events, such as a major terrorist attack in the United States, may adversely affect our business, resulting in a decrease in our revenues.

Future terrorist attacks cannot be predicted, and their occurrence can be expected to further negatively affect the United States economy generally, and specifically the regional markets in which we operate.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Leased Properties

We lease our 126-acre facility, located at 6130 Lazy Days Boulevard, Seffner, Florida, from I-4 Land Holding Limited Company (“I-4”), an entity controlled by Don Wallace, our founder and current Chairman of the Board, under a lease arrangement, the initial term of which will expire in 2022. The amended lease entered into on May 14, 2004 included four five-year renewal options, which if exercised would extend the expiration date to 2042. The annual rent is currently $4,793,880, and will further increase thereafter based on periodic CPI adjustments. The lease provides for equal monthly rental payments and provides that the lessee pays all property taxes and insurance. Rent expense was calculated on a straight-line basis over the life of the lease resulting in deferred rent during the earlier years of the lease. We are also responsible for maintenance costs as well as betterments to the facilities.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no market for our common stock. As of December 31, 2005, Holdings owns 100% of our capital stock. RV Acquisition owns 100% of Holdings capital stock. Bruckmann, Rosser, Sherrill & Co. II, L.P. held 84.1% of RV Acqusition common stock, the balance was held by Don Wallace (10.6%), management and others. See “Security Ownership and Certain Beneficial Owners” in Item 12 of this report.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected historical statement of operations data and balance sheet data as of and for the periods presented. The statement of operations data set forth below with respect to fiscal years 2003, 2004 and 2005, and the balance sheet data at December 31, 2004 and December 31, 2005, are derived from, and should be read in conjunction with, the audited financial statements and related notes thereto, which are included elsewhere in this Form 10-K. The statement of operations data set forth below with respect to fiscal years 2001 and 2002, and the balance sheet data at December 31, 2001, December 31, 2002 and December 31, 2003, are derived from audited financial statements of the Company which are not included in this Form 10-K.
	Year Ended December 31,
	2001	2002	2003	2004	2005
	($ in thousands )
Statement of Operations Data:
Revenues:
New vehicles	$307,871	$384,041	$416,165	$477,442	$476,736
Pre-owned vehicles	207,883	245,485	278,592	260,018	263,742
Other	46,240	51,601	60,882	62,250	63,720

Total revenues	561,994	681,127	755,639	799,710	804,198
Cost of revenues	482,650	582,159	646,685	683,415	684,307

Gross profit	79,344	98,968	108,954	116,295	119,891
Selling, general and administrative expenses	49,964	67,591	70,027	80,393	83,314
Depreciation and amortization	4,137	3,942	3,238	9,988	8,302
Loss on extinguishment of debt	—	6,198	—	—	348

Operating profit	25,243	21,237	35,689	25,914	27,927
Floor plan interest expense	3,620	2,970	2,566	2,441	3,565
Other interest expense	24,062	16,267	3,211	12,290	17,813
Income taxes	2,441	4,493	4,542	3,354	2,487

Net income (loss)	$(4,880)	$(2,493)	$25,370	$7,829	$4,062
Balance Sheet Data (at period end):
Inventories	$64,254	$74,087	$69,873	$85,961	$87,392
Working capital (deficiency)	(7,894)	2,907	9,011	24,060	23,353
Total assets	116,815	123,527	131,512	346,484	344,022
Floor plan notes payable	53,986	56,185	52,046	69,576	74,609
Total debt (excluding floor plan and including current maturities)	134,166	75,161	59,046	150,227	143,938
Total shareholder’s equity (deficiency)	(137,698)	(124,400)	(103,565)	67,435	71,497

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

We derive our revenues principally from sales and rental of new units, sales of pre-owned units, commissions earned on sales of third-party financing and insurance products, service and rental repairs, and visitors fees at RallyPark. In 2005, we derived our revenues from these categories in the following percentages, 59.3%, 32.8%, 2.7%, 5.1% and 0.1%, respectively. New and pre-owned unit sales accounted for more than 90% of total revenues.

The vast majority of our cost of revenues are related to inventory purchases. New and pre-owned vehicles have accounted for 97% or more of cost of revenues in each of the previous three years. We believe we are the nation’s largest single point of distribution for RVs and a primary retail outlet for nine of the leading manufacturers in the industry. Additionally, increased unit costs are immediately passed through to end customers. As a result, our gross profit margin has been 14.9%, 14.5% and 14.4% for the years ended December 31, 2005, 2004 and 2003, respectively.

Our gross profit margins on pre-owned vehicles are typically higher on a percentage basis while our gross profit margins on an absolute dollar basis are typically higher on new vehicles. In 2005, gross profit margins on new vehicles averaged 9.2% compared to 11.6% for pre-owned vehicles, and our gross profit from sales of new vehicles was $43.8 million and $30.5 million for pre-owned vehicles.

Salaries, commissions and benefits represent the largest component of our total selling, general and administrative expense and comprised more than 50% of total selling, general and administrative expense. In 2005, approximately 16% of our selling, general and administrative expense consisted of commissions for our sales force which are directly correlated to RV vehicle sales levels. Selling, general and administrative expense is typically consistent with revenue on a percentage basis.

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

To finance the Acquisition, we issued 11 3/4% senior unsecured notes due 2012, or senior notes, and received an equity contribution from Holdings. The transactions referred to above are collectively referred to in this report as the “Transactions.” The closing of these Transactions occurred on May 14, 2004. As a result of the Transactions, we have a substantial amount of debt. As of December 31, 2005, we had total indebtedness of $218.5 million ($143.9 million of borrowings under the senior notes and $74.6 million in borrowings under our amended floor plan credit facility).

Results of Operations

The following table sets forth the percentages of revenues that certain items of operating data constitute for the periods indicated:

	Fiscal Year Ended December 31,
	2003	2004	2005
Statement of operations data:
Revenues	100.0%	100.0%	100.0%
Cost of revenues	85.6	85.5	85.1
Gross profit	14.4	14.5	14.9
Selling, general and administrative expenses	9.7	11.3	11.4
Income from operations	4.7	3.2	3.5
Interest expense	0.8	1.8	2.7
Income before income taxes	3.9	1.4	0.8
Income tax expense	0.6	0.4	0.3
Net income	3.3	1.0	0.5

Results for the three months ended December 31, 2005 compared to the results for the three months ended December 31, 2004

Revenues. Revenues increased from $183.2 million in the three months ended December 31, 2004 to $185.5 million in the comparable period in 2005. This was due to an increase of approximately $1.1 million of new vehicle sales and $0.8 million in pre-owned vehicle sales.

New Unit Sales. Sales and rental of new vehicles were $112.6 million in the three months ended December 31, 2005 compared to $111.6 million for the comparable period in 2004. New vehicle unit sales increased from 1,088 for the fourth quarter of 2004 to 1,346 in 2005. A significant increase in towable product sales, driven by bulk trailer sales, was offset by a 13% decline in motorized units.

	Three Months Ended
	December 31, 2004	December 31, 2005
Class A - Diesel	340	314
Class A - Gas	180	130
Class C	72	73
Total Motorized	592	517
Fifth Wheel	150	151
Travel Trailer	100	109
Bulk Travel Trailers	246	569
Total Towable	496	829
Total New Units	1,088	1,346

Pre-Owned Unit Sales. Sales of pre-owned vehicles for the fourth quarter of 2005 were $57.9 million compared to $57.1 million for the comparable period in 2004. Used vehicle unit sales increased from 749 for the fourth quarter of 2004 to 800 in 2005, due to slightly higher demand in the fourth quarter of motorized products and increased travel trailer sales driven by the resale of trailers from our rental program.

	Three Months Ended
	December 31, 2004	December 31, 2005
Class A - Diesel	253	264
Class A - Gas	207	203
Class C	88	88
Total Motorized	548	555
Fifth Wheel	64	77
Travel Trailer	66	102
Other	71	66
Total Towable	201	245
Total New Units	749	800

Finance and Insurance Related Revenues. Consistent with increases in overall unit sales, finance, insurance and extended warranty related revenues increased slightly by $0.1 million from $5.1 million in the three months ended December 31, 2004 to $5.2 in the fourth quarter of 2005. As a result of the relative increase in towable units as a proportion of new unit sales, we experienced a corresponding decrease in opportunities for earning financing revenues. Towable product customers finance less frequently than motorized customers and average less revenue when they do finance.

Parts, Service and Other Revenues. Parts, service and other revenues for the fourth quarter of 2005 were $9.7 million, $0.2 million more than the fourth quarter of 2004. The increase is attributable to overall increased maintenance and repair services, specifically warranty services, and higher labor rates charged to customers than in 2004.

Gross Profit. Gross profit consists of gross revenues less our cost of sales and services. Gross profit in the three months ended December 31, 2005 was $27.3 million compared with the three months ended December 31, 2004 at $25.2 million. However, gross profit margin increased from 13.8% in the three months ended December 31, 2004 to 14.7% in the comparable period in 2005. This increase was primarily the result of a $2.3 million increase in our total revenues.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, including depreciation and amortization, remained relatively consistent at $22.2 million, or 12.0% of revenues, in the three months ended December 31, 2005 compared to $22.1 million, or 12.1% of revenues, in the comparable period in 2004. Historically, salary, commissions and benefits have comprised the majority of our total selling, general and administrative expenses and exceeded 50% of selling, general and administrative expenses in the three months ended December 31, 2005.

Operating Profit. Operating profit represents our gross profit, less selling, general and administrative expenses, including depreciation and amortization. Operating profit increased from $3.1 million in the three months ended December 31, 2004 to $5.1 million in the comparable period in 2005, or 64.5%. This increase was due to increased total revenues.

Interest Expense—Floor Plan Credit Facility and Senior Notes. Interest expense increased from $5.3 million in the three months ended December 31, 2004 to $5.5 million in the comparable period in 2005. This was attributable to an increase in average rates and borrowings outstanding under our floor plan credit facility.

Income Tax Benefit. Income tax benefit decreased from $1.6 million in the three months ended December 31, 2004 to an income tax benefit of $0.2 million in the comparable period in 2005. This decrease was primarily attributable to improving the pre-tax loss of $2.2 million we experienced during the three-month period ended December 31, 2004 compared to pre-tax loss of $0.3 million during the fourth quarter of 2005.

 Results for 2005 Compared to the Results for 2004

Revenues. Revenues increased from $799.7 million in 2004 to $804.2 million in 2005. This increase resulted primarily from increases in pre-owned unit sales and parts and service revenues.

New Unit Sales. Sales and rental of new vehicles for the year ended December 31, 2005 were $476.7 million compared to $477.4 million for the year ended December 31, 2004. New vehicle unit sales, excluding wholesale, increased 176 units to 4,339 in 2005. This increase in new unit sales primarily reflected an increase in towable products (422 units), specifically travel trailers, offset by a decrease of motorized products (246 units). The increase in travel trailers was due to the bulk travel trailer sales.

	Fiscal Year Ended
	December 31, 2004	December 31, 2005
Class A - Diesel	1,542	1,418
Class A - Gas	863	697
Class C	275	319
Total Motorized	2,680	2,434
Fifth Wheel	687	646
Travel Trailer	445	443
Bulk Travel Trailers	351	816
Total Towable	1,483	1,905
Total New Units	4,163	4,339

Pre-Owned Unit Sales. Pre-owned unit sales in 2005 were $263.7 million compared to $260.0 million in 2004. Pre-owned unit sales, excluding wholesale, increased from 3,745 in 2004 to 4,211 in 2005. Overall pre-owned unit sales experienced an increase.

	Fiscal Year Ended
	December 31, 2004	December 31, 2005
Class A - Diesel	1,156	1,181
Class A - Gas	1,156	1,029
Class C	414	399
Total Motorized	2,726	2,609
Fifth Wheel	388	399
Travel Trailer	294	891
Other	337	312
Total Towable	1,019	1,602
Total Pre-Owned Units	3,745	4,211

Finance and Insurance Related Revenues. Finance, insurance and extended warranty related revenues decreased approximately 4.0% ($0.9 million) from $22.3 million in 2004 to $21.4 million in 2005. Overall, insurance product revenues and finance commissions remained relatively flat. As a result of the relative increase in towable units as a proportion of new unit sales, we experienced a corresponding decrease in opportunities for earning financing revenues. Towable product customers finance less frequently than motorized customers and average less revenue when they do finance. Additionally, the bulk travel trailer sales were not eligible for financing.

Parts, Service and Other Revenues. Parts and service revenues were $42.3 million in 2005, an increase of $2.4 million from 2004. This represents an increase in retail and warranty sales and sales in 2005, related to the increased unit sales experienced in 2005 and reflects higher labor rates charged to service customers in 2005 as compared to 2004.

Gross Profit. Gross profit consists of gross revenues less our cost of sales and services. Gross profit increased from $116.3 million in 2004 to $119.9 million in 2005, or 3.1%. This increase was largely attributable to increased new and pre-owned unit volumes. Gross profit margin increased from 14.5% in 2004 to 14.9% in 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, including depreciation and amortization, increased from $90.4 million, or 11.3% of revenues, in 2004 to $92.0 million, or 11.4% of revenues, in 2005. This increase corresponded to increases in salary, commissions and benefits expenses, which increased primarily due to increased gross profit.

Operating Profit. Operating profit represents our gross profit, less selling, general and administrative expenses and depreciation and amortization. Operating profit increased from $25.9 million in 2004 to $27.9 million in 2005. This increase was largely due to higher sales and gross profit as discussed above.

Interest Expense—Floor Plan Credit Facility and Senior Notes. Interest expense increased $6.6 million from $14.7 million in 2004 to $21.4 million in 2005. This increase was attributable to our senior notes and an increase in average rates and borrowings outstanding under our floor plan credit facility.

Income Tax Expense. Income tax expense decreased from $3.4 million in 2004 to $2.5 million in 2005. This decrease was primarily attributable to pre-tax income of $6.5 million in 2005 compared to pre-tax income of $11.2 million in 2004. Income tax expense in 2004 was also favorably impacted by the reversal of a $1.0 million tax reserve.

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

Operating Activities. Net cash provided by operating activities for 2005 was equal to $6.2 million, compared with net cash provided by operating activities of $2.8 million in 2004. This increase in net cash provided by operating activities for 2005 was primarily the result of income taxes offset by decreased net income and increased receivables.

Investing Activities. Net cash used in investing activities for 2005 was $4.6 million, compared with net cash used in investing activities of $107.7 million in 2004. The decrease in net cash used in investing activities during 2005 versus 2004 was primarily the result of the Transactions in 2004.

Financing Activities. Net cash used in financing activities during 2005 was $1.9 million, compared to net cash generated from financing activities of $101.4 million during 2004. The decrease primarily resulted from the issuance of our 11 3/4% senior notes, net of repayment of our then existing long-term debt in 2004.

Working Capital. Working capital, including cash and cash equivalents, totaled approximately $23.4 million at December 31, 2005. We maintain sizable inventory in order to meet the expectations of our customers, and believe that we will continue to require working capital consistent with past experience. Historically, we have funded our operations with internally generated cash flow and borrowings. Changes in our working capital are driven primarily by our profit levels. Borrowings under our amended floor plan credit facility to finance our new vehicle inventory may not exceed (i) 100% of the factory invoices for the related vehicles, (ii) 85% of the wholesale value of all pre-owned inventory (as determined in accordance with National Automobile Dealers Association RV Industry Appraisal Guide, or appraised NADA value) for vehicles in the current through 7th prior model years and (iii) 65% of the appraised NADA value with respect to pre-owned vehicles in the 8th, 9th and 10th prior model years. At times, we have made repayments on our existing floor plan credit facility using excess cash flow from operations.

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

Capital Expenditures. Our capital expenditures include expenditures to extend the useful life of our current facilities and expand operations. Historically, our annual maintenance capital expenditures have been lower than our annual depreciation charge. In 2005, we invested approximately $4.7 million in capital expenditures primarily to improve our facility, upgrade our information system and other maintenance capital expenditures. Our senior secured revolving credit facility and amended floor plan credit facility limit our ability to make capital expenditures in excess of $5.0 million per annum. Based on current estimates, management believes that the amount of capital expenditures permitted to be made under our senior secured revolving credit facility and amended floor plan credit facility will be adequate to grow our business according to our business strategy and to maintain the properties and business of our continuing operations.

Debt Service. As of December 31, 2005, we had (i) $12.5 million of availability after giving effect to a $2.5 million letter of credit outstanding under a letter of credit subfacility under our $15.0 million senior secured revolving credit facility and (ii) $74.6 million of borrowings outstanding under our $85.0 million amended floor plan credit facility, subject to customary conditions.

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

Off-Balance Sheet Arrangements

The Company purchases and sells new vehicles under various consignment arrangements, including one with a related party. During the term of this agreement, which commenced on December 29, 2001, the Company has purchased virtually all inventory that has been held under consignment. The total consigned inventory, which is not included in the Company’s balance sheets, approximated $17.4 million and $19.9 million at December 31, 2005 and 2004, respectively. Total inventory purchased by the Company under this consignment arrangement totaled approximately $143 million and $141 million for the years ended December 31, 2005 and 2004, respectively.

Except as set forth above, at December 31, 2005, we had no off-balance sheet arrangements that have or are likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual and Commercial Commitments Summary

The following table sets forth our contractual and commercial commitments as of December 31, 2005:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Revolving line of credit	$—	$—	$—	$—	$—
Notes (1)	145,403,374	—	—	—	145,403,374
Operating lease obligations	82,644,267	5,305,388	10,136,926	9,675,393	57,526,560
Floor plan notes payable	74,608,769	74,608,769	—	—	—

Total contractual cash obligations	$302,656,410	$79,914,157	$10,136,926	$9,675,393	$202,929,934

(1) Does not reflect any potential redemptions by noteholders associated with any free cash flow offer made by the Company as described in Note 9 to the financial statements.

Critical Accounting Policies

General. This discussion and analysis of our financial condition and results of operations is based upon our financial statements included in this Form 10-K, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

LIFO Inventory Accounting. Vehicle and parts inventories are recorded at the lower of cost or market, with cost determined by the last-in, first-out (“LIFO”) method. If the first-in, first-out (“FIFO”) method of inventory costing had been used, net income would have increased by approximately $1,523,000, $1,351,000 and $1,456,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

Recent Accounting Pronouncements

See New Accounting Standards to be Adopted in Note 1 of Notes to Financial Statements.

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

We have a single location near Tampa, Florida, which is in close proximity to the Gulf of Mexico. As a single-site operator, a severe weather event such as a hurricane could cause severe damage to our property and inventory. In addition, such weather events can cause extended disruptions of our operations. In 2004 and 2005, the coastal areas of Florida were evacuated on occasions due to hurricanes. While this did not materially impact our business or results of operations, we can provide no assurance that a future hurricane or other local disaster could not do so in the future. Although we believe we have adequate insurance coverage (including business interruption coverage), if we were to experience a catastrophic loss, we may exceed our policy limits and /or we may have difficulty obtaining similar insurance coverage in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding indebtedness. Outstanding balances under our senior secured revolving credit facility bear interest at a variable rate based on prime or LIBOR as adjusted each interest period. There were no borrowings outstanding at December 31, 2005. Amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on prime or LIBOR as adjusted each interest period. As of December 31, 2005, based on the aggregate amount of $74.6 million outstanding under our amended floor plan financing facility as of such date, a 100 basis point change in interest rates would have changed our annual floor plan interest expense by approximately $0.7 million.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Lazy Days’ R.V. Center, Inc.
Seffner, Florida

We have audited the accompanying balance sheets of Lazy Days’ R.V. Center, Inc., a wholly owned subsidiary of LD Holdings, Inc., as of December 31, 2005 and 2004, and the related statements of income, changes in stockholder’s equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2005.  Our audits also included the financial statement schedule listed in Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lazy Days’ R.V. Center, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Crowe Chizek and Company LLC

Ft. Lauderdale, Florida
January 27, 2006

LAZY DAYS’ R.V. CENTER, INC., a wholly owned
subsidiary of LD Holdings, Inc.
BALANCE SHEETS
December 31, 2005 and 2004

	2005	2004
ASSETS
Current assets
Cash	$4,726,164	$5,103,556
Receivables, net of allowance for doubtful accounts of $279,557 in 2005 and $437,846 in 2004	21,854,867	14,195,639
Refundable income taxes	491,266	7,503,869
Inventories	87,391,692	85,960,847
Prepaid expenses and other	2,061,728	1,820,220
Deferred income taxes	—	1,105,220

Total current assets	116,525,717	115,689,351

Property and equipment, net	37,168,221	35,420,953
Loan and other costs, net	5,348,787	6,658,442
Goodwill	104,865,672	106,357,614
Intangible assets, net	77,690,313	81,507,812
Deferred income taxes	2,180,727	605,093
Other assets	242,792	244,312

Total assets	$344,022,229	$346,483,577

See accompanying notes to financial statements.

LAZY DAYS’ R.V. CENTER, INC., a wholly owned
subsidiary of LD Holdings, Inc.
BALANCE SHEETS (Continued)
December 31, 2005 and 2004

	2005	2004
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Floor plan notes payable	$74,608,769	$69,576,130
Current maturities of long-term debt	147,374	—
Accounts payable and accrued expenses	13,310,162	17,398,775
Accrued interest	2,608,414	2,596,272
Reserve for chargebacks	1,121,000	1,125,000
Customer deposits	982,871	932,988
Deferred income taxes	394,306	—

Total current liabilities	93,172,896	91,629,165

Long-term debt, less current maturities	143,790,776	150,227,419
Reserve for chargebacks	964,000	909,000
Deferred rent	1,802,460	1,884,390
Deferred income taxes	32,776,649	34,373,793
Other	18,428	25,029

Total liabilities	272,525,209	279,048,796

Commitments and contingencies (Notes 7 and 12)

Stockholder’s equity
Common stock, $.01 par value: 100 shares issued and outstanding	1	1
Paid-in capital	67,000,000	67,000,000
Retained earnings	4,497,019	434,780

Total stockholder’s equity	71,497,020	67,434,781

Total liabilities and stockholder’s equity	$344,022,229	$346,483,577

See accompanying notes to financial statements.

LAZY DAYS’ R.V. CENTER, INC., a wholly owned
subsidiary of LD Holdings, Inc.
STATEMENTS OF INCOME
Years ended December 31, 2005, 2004 and 2003

	2005	2004	2003

Revenues
New vehicle	$476,736,344	$477,441,989	$416,164,861
Pre-owned vehicle	263,742,360	260,018,300	278,592,113
Parts, service and other	42,327,278	39,926,626	38,371,515
Finance and insurance	21,392,249	22,322,793	22,510,708

Total revenues	804,198,231	799,709,708	755,639,197

Cost of revenues
New vehicle	432,969,891	435,993,484	377,695,470
Pre-owned vehicle	233,279,554	232,076,567	253,147,071
Parts, service and other	18,057,467	15,344,873	15,842,339

Total cost of revenues	684,306,912	683,414,924	646,684,880

Gross profit	119,891,319	116,294,784	108,954,317

Selling, general and administrative expenses	91,963,731	90,380,339	73,265,114

Interest expense	21,378,239	14,731,302	5,777,119

Income before income taxes	6,549,349	11,183,143	29,912,084

Income tax expense	2,487,110	3,354,432	4,542,111

Net income	$4,062,239	$7,828,711	$25,369,973

See accompanying notes to financial statements.

LAZY DAYS’ R.V. CENTER, INC., a wholly owned
subsidiary of LD Holdings, Inc.
STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIENCY)
Years ended December 31, 2005, 2004 and 2003

	Common Stock		Preferred Stock	Paid-in Capital	Unearned ESOP Shares	Retained Earnings (Deficit)	Total Stockholder’s Equity (Deficiency)
	Shares	Amount
Balances, January 1, 2003	1,727,377	$17,275	$9,862,464	$2,616,872	$(123,219,471)	$(13,677,021)	$(124,399,881)

Net income	—	—	—	—	—	25,369,973	25,369,973
Release of ESOP shares	—	—	—	(2,616,872)	8,240,161	(4,701,772)	921,517
Decrease in ESOP guarantee purchase obligation of parent	—	—	—	—	849,497	—	849,497
Tax benefit of ESOP	—	—	—	—	—	2,823,167	2,823,167
Acquisition of 10,197 shares of parent treasury stock	—	—	—	—	—	(95,689)	(95,689)
Accumulated dividends on preferred stock	—	—	812,984	—	—	(9,847,025)	(9,034,041)

Balances, December 31, 2003	1,727,377	17,275	10,675,448	—	(114,129,813)	(128,367)	(103,565,457)

Net income	—	—	—	—	—	7,828,711	7,828,711
Release of ESOP shares	—	—	—	—	4,775,000	(4,241,000)	534,000
Tax benefit of ESOP	—	—	—	—	—	1,696,400	1,696,400
Accumulated dividends on preferred stock	—	—	322,399	—	—	(3,682,057)	(3,359,658)
Sale of LD Holdings’ stock (Note 2)	(1,727,277)	(17,274)	(10,997,847)	—	109,354,813	(1,038,907)	97,300,785
Capital contributions of parent	—	—	—	67,000,000	—	—	67,000,000

Balances, December 31, 2004	100	1	—	67,000,000	—	434,780	67,434,781

Net income	—	—	—	—	—	4,062,239	4,062,239

Balances, December 31, 2005	100	$1	$—	$67,000,000	$—	$4,497,019	$71,497,020

See accompanying notes to financial statements.

LAZY DAYS’ R.V. CENTER, INC., a wholly owned
subsidiary of LD Holdings, Inc.
STATEMENTS OF CASH FLOWS
Years ended December 31, 2005, 2004 and 2003

	2005	2004	2003

Cash flows from operating activities
Net income	$4,062,239	$7,828,711	$25,369,973
Adjustments to reconcile net income to net cash from operating activities
Depreciation of property and equipment	2,867,072	2,398,890	2,171,254
Depreciation of rental vehicle inventory	3,230,241	2,158,294	—
Amortization of intangible assets	3,817,499	3,792,188	—
Amortization and write-off of loan and other costs	1,309,655	3,646,801	1,067,076
Amortization of discount on long-term debt	307,357	150,219	—
(Gain) loss on sale of property and equipment	31,815	79,950	(7,285)
Loss on extinguishment of debt	348,885	—	—
Provision for doubtful accounts	56,298	205,865	118,439
Reserve for chargebacks	51,000	265,000	201,000
ESOP compensation expense	—	534,000	921,517
Tax benefit of ESOP	—	1,696,400	2,823,167
Deferred income taxes	(95,721)	(705,204)	(8,337,675)
Change in assets and liabilities
Receivables	(7,715,526)	(690,846)	964,617
Inventories	(4,661,086)	(13,178,729)	4,213,883
Prepaid expenses and other	(241,508)	(48,998)	(64,841)
Refundable income taxes	7,012,603	(6,134,924)	(1,368,945)
Other assets	(84,069)	(54,558)	(35,156)
Restricted cash	—	624,349	(500,146)
Accounts payable, accrued interest, other accrued expenses and customer deposits	(4,033,189)	5,311,962	(228,174)
Income taxes payable	—	(1,632,557)	(667,443)
Deferred rent	(81,930)	184,540	380,600
Deferred compensation	—	(3,622,929)	(467,299)

Net cash from operating activities	6,181,635	2,808,424	26,554,562

Cash flows from investing activities
Proceeds from sale of property and equipment	12,099	4,696	14,097
Purchases of property and equipment	(4,658,254)	(3,515,503)	(2,265,484)
Net advance to parent	—	(104,147,631)	—

Net cash used in investing activities	(4,646,155)	(107,658,438)	(2,251,387)

See accompanying notes to financial statements.

LAZY DAYS’ R.V. CENTER, INC., a wholly owned
subsidiary of LD Holdings, Inc.
STATEMENTS OF CASH FLOWS (Continued)
Years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Cash flows from financing activities
Net borrowings (payments) under floor plan	$5,032,639	$17,530,149	$(4,138,764)
Issuance of long-term debt	—	150,077,200	—
Repayments of long-term debt	(6,945,511)	(57,815,551)	(16,795,036)
Issuance of ESOP distribution notes	—	—	1,022,849
Repayments of ESOP distribution notes	—	(1,230,768)	(342,066)
Loan and other costs	—	(7,183,371)	—
Purchase of treasury stock of parent	—	—	(95,689)

Net cash from (used in) financing activities	(1,912,872)	101,377,659	(20,348,706)

Net change in cash	(377,392)	(3,472,355)	3,954,469
Cash at beginning of year	5,103,556	8,575,911	4,621,442

Cash at end of year	$4,726,164	$5,103,556	$8,575,911

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$21,366,097	$12,653,815	$5,872,727
Cash paid (received) during the year for income taxes	(4,429,772)	10,130,717	10,361,570
Supplemental disclosure of non-cash investing and financing activities
Shares issued for accumulated dividends on preferred stock of parent	—	—	9,034,041
In connection with the acquisition of business
Fair value of assets acquired	$—	$325,115,634	$—
Liabilities assumed	—	108,038,434	—

See accompanying notes to financial statements.

LAZY DAYS’ R.V. CENTER, INC., a wholly owned
subsidiary of LD Holdings, Inc.
NOTES TO FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The financial statements include the accounts of Lazy Days’ R.V. Center, Inc. (“Lazy Days” or the “Company”), a wholly owned subsidiary of LD Holdings, Inc. (“LD Holdings”), a non-operating holding company. LD Holdings was acquired on May 14, 2004 by R.V. Acquisition, Inc. (“RV Acquisition”), a newly formed holding company owned by an affiliate of Bruckman, Rosser, Sherrill & Co., Inc. (“BRS”) and certain original shareholders of LD Holdings (See Note 2). These financial statements include the accounts of Lazy Days and any obligations of LD Holdings that are pushed down to the subsidiary level. These obligations include the ESOP distribution notes, ESOP guarantee purchase obligation, unearned ESOP shares and the redeemable preferred stock - Class A (See Note 14).

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

Major Suppliers and Dealer Agreements: The Company purchases substantially all of its new recreational vehicles and replacement parts from various manufacturers. The Company purchases new vehicles from four major suppliers which, including new vehicles purchased under consignment arrangements (See Note 12), represented approximately 81%, 86% and 92% of the total cost of new vehicle revenues for the years ended December 31, 2005, 2004 and 2003, respectively.

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

Inventories: Vehicle and parts inventories are recorded at the lower of cost or market, with cost determined by the last-in, first-out (“LIFO”) method. If the first-in, first-out (“FIFO”) method of inventory costing had been used, net income would have increased by approximately $1,523,000, $1,351,000 and $1,456,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

Evaluation of Impairment of Long-Lived Assets: In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, “Impairment or Disposal of Long-Lived Assets”, the Company evaluates the carrying value of long-lived assets whenever significant events or changes in circumstances indicate the carrying value of these assets may be impaired. The Company evaluates potential impairment of long-lived assets by comparing the carrying value of the assets to the expected net future cash flows resulting from the use of the assets. Management believes no material impairment of long-lived assets exists at December 31, 2005 and 2004.

Loan and Other Costs: Loan and other costs are amortized on a straight-line basis over the life of the related loans ranging from 2 1/2 to 8 years. Unamortized loan costs of $2,645,685 were written off in connection with the refinancing of the Company’s long-term debt on May 14, 2004 and new loan costs of $7,183,371 were capitalized. Loan costs are presented net of accumulated amortization of approximately $1,835,000 and $525,000 at December 31, 2005 and 2004, respectively.

Fair Value of Financial Instruments: The Company’s financial instruments consist of cash, receivables and debt. Fair values of cash and receivables approximate carrying values for these financial instruments since they are relatively short-term in nature. The carrying amount of debt, except for the Company’s Senior Notes (See Note 9), approximates fair value due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.

Advertising Costs: Advertising and promotion costs are generally charged to operations in the year incurred and totaled approximately $6,006,000, $4,820,000 and $4,373,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

$217,077,200

Amortization expense related to intangible assets totaled $3,792,188 for the period May 14, 2004 to December 31, 2004 (See Note 6). In addition, depreciation expense related to the step-up in basis of property and equipment of $10,450,000 totaled approximately $295,000 for the period May 14, 2004 to December 31, 2004.

The final allocation of the purchase price was completed during 2005 and resulted in a net $1,491,942 decrease in the excess purchase price allocated to goodwill. The decrease primarily related to the identification of a deferred tax asset for certain transaction costs deductible for tax purposes.

In connection with the Acquisition, the Company entered into a management services agreement with BRS and a shareholder of LD Holdings, whereby the parties agreed to provide general management services to the Company, as defined. In exchange for these services, the Company agreed to pay the parties an annual management fee equal to the greater of: 1.75% of the Company’s annual EBITDA, as defined, or $500,000. Management fee expense for the years ended December 31, 2005 and 2004 was $726,081 and $321,108, respectively.

NOTE 3 - RECEIVABLES

Receivables consist of the following:

	2005	2004
Contracts in transit and vehicle receivables	$15,522,299	$8,716,717
Manufacturer receivables	5,419,335	4,525,832
Finance and other receivables	1,192,790	1,390,936

	22,134,424	14,633,485
Less: Allowance for doubtful accounts	279,557	437,846

	$21,854,867	$14,195,639

Contracts in transit represent receivables from financial institutions for the portion of the vehicle sales price financed by the Company’s customers through financing sources arranged by the Company.

NOTE 4 - INVENTORIES

Inventories consist of the following:

	2005	2004
New recreational vehicles	$62,449,704	$57,996,423
Pre-owned recreational vehicles	25,822,589	20,041,678
Parts, accessories and other	1,250,745	1,322,872

	89,523,038	79,360,973
Less: LIFO reserve	3,709,236	1,252,533

	85,813,802	78,108,440
Rental recreational vehicles, less accumulated depreciation of $367,956 in 2005 and $2,060,039 in 2004	1,577,890	7,852,407

	$87,391,692	$85,960,847

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	2005	2004
Buildings and improvements	$42,306,666	$41,775,208
Furniture and equipment	8,983,175	7,480,850
Company vehicles	370,224	358,015
Construction in progress	2,198,289	122,617

	53,858,354	49,736,690
Less: Accumulated depreciation and amortization	16,690,133	14,315,737

	$37,168,221	$35,420,953

Depreciation expense of property and equipment aggregated $2,867,072, $2,398,890 and $2,171,254 for the years ended December 31, 2005, 2004 and 2003, respectively.

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill, totaling $104,865,672 at December 31, 2005 and $106,357,614 at December 31, 2004, represents the excess of costs over fair value of net assets of businesses acquired (See Note 2). Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite life are not amortized, but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

Changes in the carrying amount of goodwill during 2005 were as follows:

Balance, January 1, 2005	$106,357,614
Final purchase price allocation	(1,491,942)

Balance, December 31, 2005	$104,865,672

    Intangible assets (all acquired in connection with the acquisition described in Note 2) and the related accumulated amortization as of December 31, 2005 and 2004 are summarized as follows:

	2005		2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Manufacturer relationships	$26,700,000	$1,084,687	$26,700,000	$417,188
Non-compete agreement	9,000,000	2,925,000	9,000,000	1,125,000
Customer database	3,600,000	3,600,000	3,600,000	2,250,000
	39,300,000	7,609,687	39,300,000	3,792,188
Unamortizable intangible assets:
Trade names and trademarks	46,000,000	—	46,000,000	—
	$85,300,000	$7,609,687	$85,300,000	$3,792,188

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

Amortization expense for the years ended December 31, 2005 and 2004 was $3,817,499 and $3,792,188, respectively. Estimated amortization expense for each of the subsequent five years ending December 31 is: 2006 - $2,467,500, 2007 - $2,467,500, 2008 - $2,467,500, 2009 - $1,342,500 and 2010 - $667,500.

NOTE 7 - LEASES

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

The Company also leases various office and dealership equipment under operating leases. These leases have terms ranging from 39 months to 66 months and expire through 2010.

As of December 31, 2005, future minimum lease commitments are as follows:

	Related Party	Third Parties
2006	$4,793,880	$511,508
2007	4,793,880	368,071
2008	4,793,880	181,095
2009	4,793,880	83,222
2010	4,793,880	4,411
2011 and thereafter	57,526,560	—

	$81,495,960	$1,148,307

Rent expense was approximately$5,403,000, $4,933,000, and $4,552,000 for the years ended December 31, 2005, 2004 and 2003, respectively, including $4,793,880 of related party rental expense in 2005, $4,500,208 in 2004 and $4,348,370 in 2003.

NOTE 8 - FLOOR PLAN NOTES PAYABLE

Effective with the Acquisition, the Company amended its existing floor plan financing agreement with two financial institutions, collateralized by new and pre-owned recreational vehicles aggregating up to $85,000,000. The entire facility may be used to finance new vehicle inventory but only up to $26,000,000 may be used to finance pre-owned vehicle inventory. On October 28, 2004, the agreement was amended further to permit the Company to use floor plan credit to finance new vehicle inventory to be leased by the Company (“rental vehicle inventory”). Borrowings are not to exceed $5,000,000 in the aggregate for rental vehicle inventory or $35,000 per unit. The financial institutions collateralize all vehicles purchased under these agreements and all receivables generated from the sale of these vehicles. The interest rate charged (7.04% at December 31, 2005) is based on the prime rate or LIBOR. Principal is due upon the sale of the respective vehicle.

The Company’s floor plan notes payable are subject to certain financial and restrictive covenants including debt service coverage ratio; current ratio; and limitations on lease rentals, certain executive compensation, capital expenditures, accounts payable, additional debt, liens, dividends, distributions, certain restricted investments, and certain other corporate activities, all as defined in the credit agreement. The Company was in compliance with all covenants at December 31, 2005.

Interest expense on the floor plan notes payable was approximately $3,565,000, $2,441,000 and $2,566,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

NOTE 9 - LONG-TERM DEBT

Long-term debt consists of the following:

	2005	2004
11.75% Senior Notes, due 2012, less unamortized discount of $1,465,224 in 2005 and $1,772,581 in 2004	$143,938,150	$150,227,419

Current maturities	(147,374)	—

Total long-term debt	$143,790,776	150,227,419

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

The Company shall offer to repurchase Senior Notes from all holders, on a pro rata basis, to the extent of 50% (or 58% in the case of the six-month period ended December 31, 2004) of the Company’s free cash flow, as defined, for any six-month period ending on either June 30 or December 31 of any fiscal year, commencing with the six-month period ending December 31, 2004. To the extent the Company’s free cash flow for any six-month period is less than $1.0 million, the Company may elect not to make a free cash flow offer for such period and, in lieu thereof, add such free cash flow to the amount of free cash flow for the next succeeding six-month period. The Company’s free cash flow offer approximated $160,000 for the six months ended December 31, 2005.

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

The Company estimates the fair value of the Senior Notes at December 31, 2005 to be approximately $145.4 million, based on their publicly traded value at that date compared to a recorded amount of $143.9 million as of December 31, 2005.

Effective with the Acquisition, the Company entered into a five-year senior secured revolving line of credit facility (the “Revolver”). The facility provides for borrowings up to $15 million, as defined, which includes a $10 million sub-facility for the issuance of letters of credit. There were no outstanding advances under the Revolver at December 31, 2005 or December 31, 2004. The Company had outstanding letters of credit amounting to $2,500,000 at December 31, 2005. Interest on outstanding advances is payable monthly and is based on the prime rate or LIBOR (8.25% at December 31, 2005). Borrowings under the Revolver are collateralized by substantially all of the Company’s assets.

Interest expense and related costs on long-term debt were approximately $17,813,000, $12,290,000 and $3,261,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

NOTE 10 - INCOME TAXES

The components of the Company’s income tax expense are as follows:

	2005	2004	2003
Current
Federal	$3,636,468	$2,017,826	$8,745,528
State	523,894	345,410	1,311,091

	4,160,362	2,363,236	10,056,619

Deferred
Federal	(1,510,936)	(658,167)	(1,056,175)
State	(162,316)	(47,037)	(77,798)
Decrease in valuation allowance	—	—	(7,203,702)

	(1,673,252)	(705,204)	(8,337,675)

Tax benefit of ESOP deductions credited to paid-in capital	—	1,696,400	2,823,167

	$2,487,110	$3,354,432	$4,542,111

A reconciliation of the provision for income taxes calculated using the statutory federal income tax rate (34% in 2005 and 35% in 2004 and 2003) to the Company’s income tax expense for the years ended December 31 is as follows:

	2005		2004		2003
	Amount	%	Amount	%	Amount	%
Provision for income taxes at statutory rate	$2,226,779	34.0%	$3,914,100	35.0%	$10,469,229	35.0%
Non-deductible expenses	10,128.2		231,380	2.1	456,745	1.5
State income taxes, net of federal tax benefit	238,641	3.6	193,942	1.7	801,640	2.7
Reversal of prior year tax reserves	—	—	(1,000,000)	(8.9)	—	—
Other, net	11,562.2		15,010.1		18,199.1

	2,487,110	38.0	3,354,432	30.0	11,745,813	39.3
Change in deferred tax valuation allowance	—	—	—	—	(7,203,702)	(24.1)

Income tax expense	$2,487,110	38.0%	$3,354,432	30.0%	$4,542,111	15.2%

The deferred tax assets and liabilities were as follows:

	2005	2004
Deferred tax assets:
Inventory and receivable allowances	$224,014	$262,630
Reserve for chargebacks	781,875	762,750
Other accrued liabilities	223,628	963,470
Deferred rent	675,923	706,646
Unearned rental income	320,308	963,392
Depreciation and amortization	154,072	72,245
Other, net	193,721	532,849

	2,573,541	4,263,982

Deferred tax liabilities:
Prepaid expenses	(236,549)	(170,161)
Inventories	(2,383,508)	(2,383,508)
Property and equipment	(3,642,782)	(3,808,363)
Intangible assets	(27,300,930)	(30,565,430)

	(33,563,769)	(36,927,462)

Net deferred tax assets (liabilities)	$(30,990,228)	$(32,663,480)

Presented in the balance sheets as:
Current deferred tax assets	$—	$1,105,220
Long-term deferred tax assets	2,180,727	605,093

	2,180,727	1,710,313

Current deferred tax liabilities	(394,306)	—
Long-term deferred tax liabilities	(32,776,649)	(34,373,793)

	(33,170,955)	(34,373,793)

	$(30,990,228)	$(32,663,480)

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

As a matter of course, the Company is regularly audited by various taxing authorities and, from time to time, these audits result in proposed assessments where the ultimate resolution may result in the Company owing additional taxes. The Company believes that its tax positions comply with applicable tax law and that it has adequately provided for the likely outcome related to these matters. Included in income taxes payable at December 31, 2005 and 2004 is approximately $.5 million associated with these matters. During the year ended December 31, 2004, the Company reversed $1.0 million of tax reserves established in certain prior years following the filing of amended income tax returns for those years and payment of the additional tax liabilities due thereon.

NOTE 11 - EMPLOYEE BENEFIT PLANS

Effective with the Acquisition, LD Holdings’ employee stock ownership plan (“ESOP”) was terminated and all corresponding obligations were paid.

The Board of Directors determined its contribution annually. All transactions relative to the ESOP were funded by Lazy Days and, as a result, the ESOP obligations were recorded on the financial statements of Lazy Days. The ESOP borrowed funds from Lazy Days to purchase shares of Class A common stock from the former majority stockholder of Lazy Days on July 19, 1999. These shares were held by the ESOP in the ESOP trust’s suspense account and were allocated to individual ESOP participants as the loan was repaid. The loan obligation of the ESOP of $95,523,365 at December 31, 2003 was considered unearned employee ESOP shares and, as such, was recorded as a reduction of the Company’s stockholder’s equity. The Company’s contributions to the ESOP, plus any dividends paid on unallocated shares held by the ESOP, were used to repay the loan principal and interest. Both the loan obligation and the unearned ESOP shares were reduced by the amount of the loan principal repayments made by the ESOP. The ESOP compensation expense totaled $534,000 and $921,517 for the years ended December 31, 2004 and 2003, respectively. The compensation expense was computed based upon the fair value of the ESOP shares committed to be released to participants for the relevant year. The number of ESOP shares committed to be released to participants totaled 46,883 and 80,906 shares for the years ended December 31, 2004 and 2003, respectively.

Effective January 1, 2003, the Company established a profit sharing plan with 401(k) provisions (the “Plan”). The Plan covers substantially all employees. The Plan allows employee contributions to be made on a salary reduction basis under Section 401(k) of the Internal Revenue Code. Under the 401(k) provision, the Company makes discretionary matching contributions equal to 50% of the employees’ contribution not to exceed 4% of employee pre-tax deferrals. Company contributions to the Plan for the years ended December 31, 2005, 2004 and 2003 were approximately $523,000, $473,000 and $197,000 respectively.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company purchases and sells new vehicles under various consignment arrangements, including one with a related party. During the term of this agreement, which commenced on December 29, 2001, the Company has purchased virtually all inventory that has been held under consignment. The total consigned inventory, which is not included in the Company’s balance sheets, approximated $17.4 million and $19.9 million at December 31, 2005 and 2004, respectively. Total inventory purchased by the Company under this consignment arrangement totaled approximately $143 million, $141 million and $111 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Employment agreements exist between the Company and its three senior officers which expire five years from the date of the Acquisition. The agreements may continue on terms mutually agreeable to the parties. The agreements detail various matters including but not limited to base compensation and bonus compensation.

In addition, concurrent with the Acquisition, the Company entered into a non-competition agreement with its current Chairman of the Board and a shareholder of LD Holdings, whereby the Chairman agreed not to engage in any business competing with the businesses of the Company for a period of five years following the Acquisition, or if later, three years following termination of employment with the Company. In consideration thereof, the Chairman will be paid $2 million per year so long as he continues to remain employed by the Company or serves as a member of the board of directors of the Company, LD Holdings or RV Acquisition, as defined.

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

NOTE 13 - DEFERRED COMPENSATION

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

In 2004 and 2003, the Company recorded expense of approximately $1,088,000 and $178,000, respectively, related to these phantom stock plans.

NOTE 14 - LD HOLDINGS AND RV ACQUISITION

The balance sheets of LD Holdings, a wholly owned subsidiary of RV Acquisition, consisted of the following at December 31, 2005 and 2004:

	2005	2004
ASSETS
Investment in Lazy Days	$71,497,020	$67,434,781

STOCKHOLDER’S EQUITY
Common stock, Class A	$1	$1
Paid-in capital	67,000,000	67,000,000
Retained earnings	4,497,019	434,780

Total stockholder’s equity	$71,497,020	$67,434,781

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

    The balance sheets of RV Acquisition consisted of the following at December 31, 2005 and 2004:

	2005	2004
ASSETS
Investment in LD Holdings	$71,497,020	$67,434,781

STOCKHOLDERS’ EQUITY

Preferred stock, Series A, including accrued dividends of $15,340,912 in 2005 and $5,552,548 in 2004	$77,340,912	$67,552,548
Common stock, $.01 par value	50,000	50,000
Paid-in capital	4,950,000	4,950,000
Accumulated deficit	(10,843,892)	(5,117,767)

Total stockholders’ equity	$71,497,020	$67,434,781

The Series A Preferred stock of RV Acquisition accrues dividends at a rate of 14% per annum, compounded semi-annually. Dividends on the Series A Preferred Stock are not required to be paid in cash and accrue whether or not declared and whether or not there are profits, surplus or other funds legally available for payment of the dividend. Accrued and unpaid dividends on the Series A Preferred Stock aggregated $15,340,912 at December 31, 2005 and $5,552,548 at December 31, 2004. Upon a sale of the Company, the holders of Series A Preferred Stock have the right to request RV Acquisition to redeem their shares at a price equal to the initial purchase price plus any accrued and unpaid dividends thereon. Similarly, BRS (as holder of the majority of the Series A Preferred Stock) has the right, upon certain change of control transactions, to have such transactions treated as a liquidation event, as a result of which all shares of Series A Preferred Stock will be redeemed at a price equal to the initial purchase price plus any accrued and unpaid dividends thereon.

Effective August 20, 2004, RV Acquisition established a nonqualified stock option plan (the “Plan”) for certain of its directors, officers, consultants and employees. The Plan is administered by the Board of Directors or a committee designated by the Board. The Board of Directors may grant options and establish the option term, vesting period and exercise price. The maximum number of shares to which options may be granted shall not exceed 606,061 and expire no later than ten years from the date of grant. In August 2004, the Board of Directors granted an aggregate of 363,636 stock options to three key employees at an exercise price of $1 per share, and an additional 20,000 stock options were granted to a key employee at an exercise price of $1 per share in November 2004. The options vest 20% per year commencing one year following the grant date.

RV Acquisition accounts for its stock options using the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Had RV Acquisition accounted for its stock options under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”, pro forma net income for the years ended December 31, 2005 and 2004, computed under the minimum value method of SFAS No. 123, would not have differed significantly from its reported net income for 2005 and 2004.

Financial Statement Schedule

LAZY DAYS’ R.V. CENTER, INC.
Schedule II: Valuation and Qualifying Accounts

Column A Description	Column B Balance at Beginning of Period	Column C Additions Charged to Costs and Expenses	Column D Deductions	Column E Balance at End of Period
Year ended December 31, 2005:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful receivables	$438,000	$56,000	$214,000	$280,000
Reserves which support the balance sheet caption, reserves:
Reserve for chargebacks	$2,034,000	$2,539,000	$2,488,000	$2,085,000
Year ended December 31, 2004:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful receivables	$322,000	$206,000	$90,000	$438,000
Reserves which support the balance sheet caption, reserves:
Reserve for chargebacks	$1,769,000	$2,927,000	$2,662,000	$2,034,000
Year ended December 31, 2003:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful receivables	$234,000	$118,000	$30,000	$322,000
Reserves which support the balance sheet caption, reserves:
Reserve for chargebacks	$1,568,000	$2,826,000	$2,625,000	$1,769,000

All other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of and for the period ended December 31, 2005, we performed an evaluation under the supervision and with the participation of our management including the chief executive officer and the chief financial officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective. There have been no changes in internal control over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages and a brief account of the business experience of each person who is a director or executive officer of Lazydays as of the date hereof.

Name	Age	Position
John Horton	47	Chief Executive Officer
Chuck Thibault	50	Chief Financial Officer
Stewart Schaffer	54	Chief of Marketing and Communications
Pat Overby	44	General Manager, Sales
Steve Ratcliff	52	Finance and Insurance Manager
Bob Grady	51	Director of Service and Parts
Linda Stephens	30	Director of Corporate Reporting and Investor Relations
Don Wallace	57	Director and Chairman
Charles Macaluso	62	Director
Thomas Baldwin	47	Director and Compensation Committee Chairman
Stephen Sherrill	53	Director
Michael Salvati	53	Director and Audit Committee Chairman
Thomas Donnelly	49	Director
Thomas Millner	52	Director

John Horton began working with us in 2001 as Chief Operating Officer. In August 2005, he was appointed Chief Executive Officer. In his current capacity Mr. Horton oversees the ongoing operations and develops future plans for the Company. From 2000 to 2001, Mr. Horton served as Executive Vice President of Aavid Thermalloy, a manufacturer of thermal management products. From 1996 to 2000, Mr. Horton held positions as CEO and CFO of IPM Service Corporation, a manufacturer of automotive aftermarket products. Mr. Horton earned a BBA from the University of Michigan and an MBA from the University of Texas.

Chuck Thibault joined us in 1980 and has been our top financial manager since that time. Prior to joining the Company, Mr. Thibault earned a BA in Accounting, with honors, from the University of South Florida and accumulated three years of dealership experience. His current responsibilities include leading all of the accounting, financial analysis and legal functions of the Company.

Stewart Schaffer joined us in 2000 and serves as our Chief Marketing and Communications Officer. Mr. Schaffer leads the Company’s efforts to maximize sales opportunities through promotions, events, publications, the Lazydays website, rallies and other marketing activities. From 1987 to 2000, Mr. Schaffer served in executive marketing capacities for ClubCorp International, becoming Corporate Vice President of Marketing in 1994. Prior to that Mr. Schaffer held various senior marketing positions at American Express Company and International Paper Company. Mr. Schaffer earned a BS and an MBA from the Wharton School of the University of Pennsylvania.

Patrick Overby, General Manager of Sales, joined Lazydays in 1991 as a sales associate. Mr. Overby received the following promotions during his career at Lazydays: Training and Recruiting Manager (1994), Sales Desk Manager (1996), Director of Financial Services (1998), Assistant General Manager of Sales (2000) and General Sales Manager (2005). Mr. Overby has held Sales Manager, General Sales Manger and General Manager positions with three other companies in the RV industry since his introduction in 1979 to the industry when he worked part-time in the Finance Department while finishing M.B.A. studies at Florida Technological University. As General Sales Manager, Mr. Overby is responsible for all Sales operations including Sales production, inventory, training and recruitment and supplier relations.

Steve Ratcliff joined the Company in 1991 as the Finance and Insurance Manager. Prior to joining us, Mr. Ratcliff held the position of Regional Vice President with Canada and Associates, a company that sells financial products to dealerships. Mr. Ratcliff has previously managed the finance and insurance departments of several automotive dealerships. Mr. Ratcliff is responsible for maintaining our relationships with our lending partners and securing the best financing terms and insurance products for our customers. Mr. Ratcliff earned a BS in Finance from West Virginia University.

Bob Grady has been with Lazydays since 2002 in Service and Parts management roles. In 2004 Mr. Grady was promoted to Director of Service and Parts where he is responsible for all of the Company’s service operations. Prior to Lazydays, Mr. Grady spent six years in the automotive parts aftermarket in operational and general management capacities, most recently with a supplier to Ford and General Motors. Before that, he held operational and financial management positions in the computer manufacturing industry. Mr. Grady holds a BS in Administration and an MBA. His areas of specialization include process improvement and materials management.

Linda Stephens joined the Company in 2004 as the Director of Corporate Reporting and Investor Relations. Mrs. Stephens is a Certified Public Accountant (CPA), as designated by the State of Florida and before joining us, served as a manager with a regional CPA firm. Mrs. Stephens is responsible for investor relations and all corporate reporting. Mrs. Stephens holds a BS degree in Accounting from the University of South Florida.

Don Wallace, along with his brother and father, founded the Company in 1976. Mr. Wallace is widely recognized throughout the RV industry as an innovator in RV retailing, having pioneered the supercenter concept. He currently oversees the sales, finance and marketing operations and spends a large portion of his time working with the various training programs and developing future plans for the Company. Mr. Wallace had the distinct honor of being recognized as the RV Executive of the Year in 1993 by RV News magazine and in 2004 as the “Florida Entrepreneur of the Year” by Ernst & Young LLP.

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

Stephen Sherrill is a founder and Managing Director of BRS. Previously, he was an officer of Citicorp Venture Capital, or CVC, from 1983 through 1994. Prior to joining CVC, he was an associate at the New York law firm of Paul, Weiss, Rifkind, Wharton & Garrison LLP He earned his BA at Yale University and his JD at Columbia Law School. Mr. Sherrill is a director of Airxcel Holdings, Inc., B&G Foods, Inc. and Remington Arms Company, Inc.

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

Thomas Donnelly is currently a partner with Landmark Partners, specializing in financial services, Kentucky Outdoor Advertising and Hard Ten Group. In 1971 Mr. Donnelly joined Camping World, Inc. where he served as Chief Executive Officer from 1986 until 2002. Camping World is the world’s largest retailer of RV accessories, supplies and services. Mr. Donnelly is also a Director of Branch Bank & Trust (BB&T), Girls, Inc. and Southern Kentucky Soccer Association, all of Bowling Green, Kentucky.

    Thomas Millner is currently the Chief Executive Officer of Remington Arms Company, Inc. He also served as the company’s President, Chief Operating Officer, and Director from 1994 until 1999. In 1987 Mr. Millner joined Pilliod Cabinet Company, a leading producer of opening price point bedroom wall systems, and living room tables. In 1990 he was named Chief Executive Officer where he served until Pilliod was sold to LADD Furniture in 1994. From 1976 until 1987 Mr. Millner held various sales and management positions with Broyhill and Thomasville Furniture Industries. Mr. Millner holds a BA with Honors from Randolph Macon College where he was admitted into Phi Beta Kappa. Mr. Millner is a Director of Stanley Furniture (NASDAQ:STLY) and serves as Chairman of the Audit Committee. Mr. Millner is also a director of Atlanta Belting Company and Remington Arms Company, Inc.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following summarizes, for the year indicated, the principal components of compensation for our Chief Executive Officer and the other four highest compensated employees (collectively, the “named executive officers”). The compensation set forth below fully reflects compensation for work performed on our behalf.
Summary Compensation Table

Name and Principal Position	Period	Salary ($)		Bonus ($)(6)		Other Annual Compensation ($)

Don Wallace Chairman of the Board	2005 2004 2003		$1,022,461.80 865,384.61 599,999.92	$	- 915,489.65 347,909.19	$2,081,928.69 1,323,201.66 51,249.36	(1)
John Horton Chief Executive Officer	2005 2004 2003		$511,230.80 528,847.54 546,927.00		$260,000.00 500,000.00 50,000.00	$17,016.27 15,118.77 -	(2)
Chuck Thibault Chief Financial Officer	2005 2004 2003		$587,915,40 476,209.44 286,033.50		$299,000.00 1,222,988.96 438,824.29	$20,570.73 160,785.04 57,396.10	(2)
Patrick Overby Sales Manager	2005 2004 2003	$	- - -		$2,200.00 - -	$350,487.27 494,483.89 396,878.39	(3)
Ken Scolaro Sales Manager	2005 2004 2003	$	- - -	$	- - -	$385,972.76 610,526.60 520,256.78	(3)

(1) Consists of premium reimbursement with respect to disability/life insurance of $10,518.65 and a noncompete payment of $2,000,000.04. See “Employment Agreements” set below in this Item 11 for a summary of the noncompete and covenant agreement pursuant to which such noncompete payment was made and an annual management fee of $71,410.00.
(2) See “Management Services Agreement” section below in ITEM 13. Certain Relationships and Related Transactions, for a summary of the agreement.
(3) Consists of commission payments in accordance with their respective commission arrangements which includes chief components such as number of units sold, profitability from those sales, maintenance of inventory levels and achieving certain levels of sales. Weekly draws are allowed as part of the commission arrangement.

Option/SAR Grants During the Year Ended December 31, 2004

Don Wallace, Chuck Thibault and John Horton were each granted options to purchase 121,212 shares of RV Acquisition Common Stock at an exercise price of $1 per share as of August 20, 2004 in accordance with the RV Acquisition Inc. 2004 Stock Option Plan. Bob Grady was also granted options to purchase 20,000 shares of RV Acquistion Common Stock at an exercise price of $1 per share as of November 5, 2004. The options vest 20% per year commencing one year following the grant date. No options were granted in 2005.

Aggregate	Option/SAR Exercises During the Year Ended December 31, 2005 and 2005 Year-End Option/SAR Values

There were no exercises of stock options by the named executive officers during the year ended December 31, 2005 and there were no unexercised options held by the named executive officers as of December 31, 2005.

Compensation Committee Interlocks and Insider Participation

The members of RV Acquisition’s Compensation Committee are Thomas Baldwin, Chairman, Thomas Donnelly and Thomas Millner. No member of the Compensation Committee was an officer or employee of Holdings or any of its subsidiaries during the fiscal year ended December 31, 2005. No member was formerly an officer of Holdings or of its subsidiaries. In addition, no executive officer of Lazydays serves on the board of directors or the compensation committee of another entity where a committee member is employed. Messrs. Baldwin and Sherrill are Managing Directors of BRS, which own approximately 84% of the Common Stock. Bruckmann, Rosser, Sherrill & Co., LLC, an affiliate of BRS, and Lazydays have entered into a Management Services Agreement. See Item 13—”Certain Relationships and Related Transactions—Management Services Agreement.”

Management Employment Agreements

Employment Agreements

The Company has entered into employment agreements with Don Wallace, Chuck Thibault and John Horton. Under the employment agreements, Mr. Wallace is paid a base salary of $1 million per year, Mr. Thibault is paid a base salary of $575,000 per year and Mr. Horton is paid a base salary of $500,000 per year, all of which will be adjusted annually based on changes in the consumer price index. Messrs. Thibault and Horton’s employment agreements provide for the payment of bonuses equal to a specified percentage of the executive’s base salary if we achieve specified performance goals. Each employment agreement has a term of 5 years, subject to early termination by resolution of the board of directors, upon the death or permanent disability of the executive or upon the executive’s voluntary resignation. If any of the executives listed above are terminated without “cause” by the Company or if they terminate their employment within 90 days of a “good reason event,” as each term is defined in their employment agreement, we are obligated to make severance payments consisting of their then current salary and bonus for a two year period for Messrs. Thibault and Horton and, depending on the time of termination, twelve or six months for Mr. Wallace. In addition, pursuant to the terms of a non-competition and covenant agreement, Mr. Wallace has agreed to restrictions on his ability to be involved in any business which is in competition with us for a period of the longer of five years from the closing date of the Acquisition if he remains employed with us or three years after his termination for any reason. In connection with his agreement not to compete with us, Mr. Wallace will receive payments equal to $2 million per annum so long as (i) he continues to remain employed by us or, (ii) serves as a member of the board of RV Acquisition, Lazydays or Holdings, and thereafter for 12 months after the date on which his employment is terminated by us without cause or is terminated by Mr. Wallace with good reason, in each case if such termination occurs prior to the 18 month anniversary of the closing, or for 6 months if any such termination occurs thereafter. These contracts also contain non-competition provisions in the case of Messrs. Thibault and Horton, which restrict the executives from being involved in any business which is in competition with us during the period of their employment and for a period of two years thereafter. In addition, the employment agreements for Messrs. Thibault and Horton and the non-competition and covenant agreement for Mr. Wallace contain an express obligation of confidentiality in respect of our proprietary information and an agreement to assign intellectual property rights to us.

Our Benefit Plans

401(k) Defined Contribution Plan

We maintain a defined contribution “401(k)” plan that is subject to the provisions of ERISA and the Code. The plan provides for discretionary matching contributions equal to 50% of the first 4% of employee pre-tax deferrals made under the plan. For the 2005 plan year, the amount of such matching contributions was $523,000.

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

Committees of the Board of Directors

The Company’s board of directors established an audit committee and a compensation committee. The members of the audit committee are Stephen Sherrill, Charles Macaluso, Thomas Millner (appointed in February 2006) and Michael Salvati, chairman. The Company’s Board of Directors has determined that Mr. Salvati is the Company’s designated audit committee financial expert. Mr. Salvati is considered “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. The audit committee recommends the annual appointment of auditors with whom the audit committee will review the scope of audit and non-audit assignments and related fees, accounting principles we will use in financial reporting, internal auditing procedures and the adequacy of our internal control procedures. The members of the compensation committee are Tom Baldwin, Thomas Donnelly and Thomas Millner. Tom Baldwin will serve as Chairman. The compensation committee reviews and approves the compensation and benefits for our employees, directors and consultants, administers our employee benefit plans, authorizes and ratifies stock option grants and other incentive arrangements, and authorizes employment and related agreements. The board of directors of the Company may contemplate establishing other committees in the future.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Holdings owns 100% of our capital stock. The following table sets forth certain information with respect to the beneficial ownership of RV Acquisition’s Common Stock as of December 31, 2005, by: (i) each person or entity who owns of record or beneficially 5% or more of any class of RV Acquisition’s voting securities; (ii) each of our named executive officers and directors; and (iii) all of our directors and named executive officers as a group. Except as noted below, the address for each of the directors and named executive officers is 6130 Lazy Days Boulevard, Seffner, Florida 33584-2968.

Security Ownership Table

Number and % of Shares of RV Acquisitions, Inc.(1)
	Series A Preferred Stock				Common Stock
	Shares		% Total		Shares		% Total
Greater than 5% Stockholders
Bruckmann, Rosser, Sherrill & Co. II, L.P. 126 East 56th Street New York, New York 10022(2)	35,340		57.0%		4,192,116		84.1%
Don Wallace	22,906		36.9%		531,915		10.6%
Named Executive Officers and Directors
Chuck Thibault		*		*		*		*
John Horton		*		*		*		*
Pat Overby		*		*		*		*
Ken Scolaro		*		*		*		*
Steve Ratcliff		*		*		*		*
Bob Grady		*		*		*		*
Charles Macaluso		*		*		*		*
Thomas Baldwin(2),(3)	—		—		—		—
Stephen Sherrill(2),(3)	—		—		—		—
Michael Salvati		*		*		*		*
Thomas Millner		*		*		*		*
Thomas Donnelly		*		*		*		*
All executive officers and directors as a group(4)	23,873.153		38.9%		686,673		13.8%
* Represents less than 1%.

The directors and named executive officers as a group beneficially own (i) 686,673 shares of Common Stock and (ii) 23,873 shares of Series A Preferred Stock.

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

Facility Lease Agreement

We lease our 126-acre facility, located at 6130 Lazy Days Boulevard, Seffner, Florida, from 1-4 Land Holding Limited Company (“1-4”), an entity controlled by Don Wallace, under a lease arrangement, the initial term of which will expire in 2022. The lease was amended on May 14, 2004 and currently contains four five-year renewal options upon expiration of the original lease term (the outside expiration date will be 2042). The annual rent is currently $4,793,880, and will increase thereafter based on periodic CPI adjustments. The lease provides for equal monthly rental payments and provides that the lessee pays all property taxes and insurance. Rent was calculated on a straight-line basis over the life of the lease resulting in deferred rent during the earlier years of the lease. We are responsible for maintenance costs as well as betterments to the facilities.

Pursuant to the lease, we currently have a right of first offer and first refusal on any sale by 1-4, as well as an option exercisable through May 14, 2011 to purchase the land for $42,000,000 (subject to CPI increases).

Consignment Sales Agreement

We hold new vehicles under a consignment arrangement with 1-4 for up to 180 days. During the term of the agreement, we have purchased all inventory that has been held under consignment. The total consigned inventory, which is not included in our balance sheets, approximated $17.4 million and $19.9 million at December 31, 2005 and December 31, 2004, respectively. Total consigned inventory purchased by us has totaled approximately $143 million and $141 million for the years ended December 31, 2005 and December 31, 2004, respectively.

Purchase of Restricted Notes; Exchange Offer

Don Wallace purchased $15.0 million in aggregate principal amount of restricted notes in connection with the offering of our senior notes due 2012, of which $7.0 million in consideration was comprised of equity in Holdings and the remainder was purchased for cash. Because Mr. Wallace is an affiliate, the restricted notes held by him were not eligible to be exchanged in connection with our exchange offer. In connection with our exchange offer, $137 million in aggregate principal amount of outstanding privately placed senior notes for public notes which was consummated in December of 2004.

2005 Air Charter Services

Don Wallace owns a 100% interest in Air Logic Solutions, an air charter services company. In 2005 the Company paid Air Logic Solutions, on arms-length terms, $60,493 for air charter services.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for services provided to the Company by Crowe Chizek and Company LLC for 2005 and 2004.

(In thousands)	2005	2004
Audit Fees (a)	$254	$171
Audit-Related Fees (b)	21	669
Tax Fees (c)	122	15
All Other Fees (d)	-	5

Total	$397	$860

(a) Fees for professional services provided for the audit of the Company’s annual financial statements as well as reviews of Lazydays’ quarterly reports on Form 10-Q, accounting consultations on matters addressed during the audit or interim reviews, and SEC filings.
(b) Fees for professional services which principally include consultations relative to SEC filings for 2005 and due diligence and audits in connection with the Transactions, including review of offering memorandums, registration statements and issuance of comfort letters and consents for 2004.
(c) Fees for professional services for tax related advice and compliance, including a transaction cost recovery study and acquisition analysis in 2005, which related to the 2004 tax period.
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

Schedule II - Valuation and Qualifying Accounts

(a)(3) Exhibits required by Item 601 of Regulation S-K.

See attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Lazy Days’ R.V. Center, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Seffner, Florida, on the 31st day of March, 2006.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Lazy Days’ R.V. Center, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John Horton John Horton	Chief Executive Officer (Principal Executive Officer)	March 31, 2006

/s/ Charles L. Thibault Charles L. Thibault	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 31, 2006

/s/ Kathleen Bachtel Kathleen Bachtel	Corporate Controller (Principal Accounting Officer)	March 31, 2006

/s/ Donald W. Wallace Donald W. Wallace	Director	March 31, 2006

/s/ Charles Macaluso Charles Macaluso	Director	March 31, 2006

/s/ Stephen Sherrill Stephen Sherrill	Director	March 31, 2006

/s/ Thomas Baldwin Thomas Baldwin	Director	March 31, 2006

/s/ Michael Salvati Michael Salvati	Director	March 31, 2006

/s/ Thomas Donnelly Thomas Donnelly	Director	March 31, 2006

/s/ Thomas Millner Thomas Millner	Director	March 31, 2006

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

10.26
First Amended and Restated Amendment No. 1 to Second Amended and Restated Floor Plan Credit Agreement dated January 17, 2006, by Lazy Days’ R.V. Center, Inc., a Florida corporation (the “Company”), BANK OF AMERICA, N.A. (successor by merger to Banc of America Specialty Finance, Inc.), as Administrative Agent and as Collateral Agent, and Bank of America, N.A. (successor by merger to Banc of America Specialty Finance, Inc.) and Keybank National Association, as Lenders filed as Exhibit 10.29 to Form 8-K dated January 17, 2006.

10.27
Collateral Assignment of Leases, dated as of October 28, 2004, by and between Lazy Days’ R.V. Center, Inc., a Florida corporation, and Bank of America, N.A. (as successor by merger to Banc of America Specialty Finance, Inc.), as collateral agent (together with its successors in trust under the Second Amended and Restated Floor Plan Collateral Agency Agreement originally dated as of July 15, 1999, as amended and restated as of July 31, 2002, and as amended and restated as of May 14, 2004.*

10.28
Amendment No. 3 to Second Amended and Restated Floor Plan Credit Agreement dated as of January 17, 2006, by Lazy Days’ R.V. Center, Inc., a Florida corporation, Bank of America, N.A. (successor by merger to Banc of America Specialty Finance, Inc.), as Administrative Agent and as Collateral Agent, and Bank of America, N.A. (successor by merger to Banc of America Specialty Finance, Inc.) and Keybank National Association, as Lenders, filed as Exhibit 10.28 to Form 8-K dated January 17, 2005 and hereby incorporated by reference herein.

10.29
Amendment No. 2 to Second Amended and Restated Floor Plan Agreement dated as of May 23, 2005, by Lazy Days’ R.V. Center, Inc., an Florida corporation, Bank of America, N.A. (successor by merger to Banc of America Specialty Finance, Inc.), as Administrative Agent and as Collateral Agent, and Bank of America, N.A. (successor by merger to Banc of America Specialty Finance, Inc.) and Keybank National Association, as lenders, filed as Exhibit 99.1 to Form 8-K dated May 27, 2005 and hereby incorporated by reference herein.

10.29	Management Fee Agreement with Charles Macaluso, dated October 7, 2005, filed as Exhibit 99.1 to Form 8-K dated October 13, 2005 and hereby incorporated by reference herein.(1)

21.1	Subsidiaries of Lazy Days’ R.V. Center, Inc. ***

31.1	Certification of Principal Executive Officer dated March 31, 2006 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer dated March 31, 2006 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* Previously filed with Form S-4 on August 12, 2004.
** Previously filed with Form S-4/A on October 29, 2004 and hereby incorporated by reference herein.
*** Previously filed with Form 10-K dated March 31, 2005 and hereby incorporated by reference herein.
(1) Compensatory plan or arrangement or management contract as defined in Rule 601 of Regulation S-K.