Form 10-Q
period 2006-03-31
Lazy Days R.V. Center, Inc.
filed 2006-05-15
CIK 1296937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to              .

COMMISSION FILE NUMBER: 333-118185

LAZYDAYS R.V. CENTER, INC.
(Exact name of registrant as specified in its charter)

Florida	59-1764794
(State of incorporation)	(I.R.S. Employer Identification No.)

6130 Lazy Days Boulevard Seffner, Florida 33584-2968	(813) 246-4333
(Address of Principal Executive Offices, including Zip Code)	(Registrant’s Telephone Number, Including Area Code)

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

Large accelerated filer ☐    Accelerated Filer ☐   Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule (12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 15, 2006, the registrant had 100 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Lazy Days’ R.V. Center, Inc., a wholly owned subsidiary of LD Holdings, Inc.
Condensed Balance Sheets
	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets
Cash	$8,892,419	$4,726,164
Receivables, net	18,148,412	21,854,867
Refundable income taxes	---	491,266
Inventories	71,304,372	87,391,692
Prepaid expenses and other	2,594,515	2,061,728

Total current assets	100,939,718	116,525,717

Property and equipment, net	36,955,226	37,168,221

Loan and other costs, net	5,082,162	5,348,787
Goodwill	104,865,672	104,865,672
Intangible assets, net	77,073,437	77,690,313
Deferred income taxes	2,180,727	2,180,727
Other assets	232,249	242,792

Total assets	$327,329,191	$344,022,229

Lazy Days’ R.V. Center, Inc., a wholly owned subsidiary of LD Holdings, Inc.
Condensed Balance Sheets (continued)
	March 31, 2006	December 31, 2005
	(Unaudited)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Floor plan notes payable	$47,569,229	$74,608,769
Current maturities of long-term debt	147,374	147,374
Accounts payable and accrued expenses	12,438,822	13,310,162
Accrued interest	6,776,450	2,608,414
Reserve for chargebacks	1,116,000	1,121,000
Customer deposits	2,110,055	982,871
Income taxes payable	2,104,890	---
Deferred income taxes	394,306	394,306

Total current liabilities	72,657,126	93,172,896

Long-term debt, less current maturities	143,847,565	143,790,776
Reserve for chargebacks	1,029,000	964,000
Deferred rent	1,781,978	1,802,460
Deferred income taxes	32,500,790	32,776,649
Other	16,847	18,428

Total liabilities	251,833,306	272,525,209

Stockholder’s equity
Common stock, $.01 par value: 100 shares issued and outstanding	1	1
Paid-in capital	67,000,000	67,000,000
Retained earnings	8,495,884	4,497,019

Total stockholder’s equity	75,495,885	71,497,020

Total liabilities and stockholder’s equity	$327,329,191	$344,022,229

See accompanying notes to condensed financial statements.

Lazy Days’ R.V. Center, Inc., a wholly owned subsidiary of LD Holdings, Inc.
Condensed Statements of Operations (Unaudited)

	Three Months Ended
	March 31, 2006	March 31, 2005
Revenues
New vehicle	$132,049,120	$142,388,658
Pre-owned vehicle	85,689,929	83,325,713
Parts, service and other	12,079,958	11,548,231
Finance and insurance	6,797,337	6,923,026
Rally Park	745,921	769,120
Other	401,354	140,162

Total revenues	237,763,619	245,094,910

Cost of revenues
New vehicle	119,727,559	129,148,021
Pre-owned vehicle	76,477,548	73,363,611
Parts, service and other	4,770,410	4,823,794

Total cost of revenues	200,975,517	207,335,426

Gross profit	36,788,102	37,759,484

Selling, general and administrative expenses	24,824,406	24,539,384

Interest expense	5,444,534	5,399,713

Income before income taxes	6,519,162	7,820,387

Income tax expense	2,520,297	2,816,977

Net income	$3,998,865	$5,003,410

See accompanying notes to condensed financial statements.

Lazy Days’ R.V. Center, Inc., a wholly owned subsidiary of LD Holdings, Inc.
Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31, 2006	March 31, 2005
Cash flows from operating activities
Net income	$3,998,865	$5,003,410
Adjustments to reconcile net income to net cash
Depreciation of property and equipment	734,043	669,387
Depreciation of rental vehicle inventory	312,000	1,696,181
Amortization of intangible costs	616,876	1,516,874
Amortization and write-off of loan and other costs	266,625	275,775
Amortization of discount on long-term debt	56,789	60,087
Loss (gain) on sale of property and equipment	2,234	(2,948)
Reserve for chargebacks	60,000	34,000
Deferred income taxes	(275,859)	(613,359)
Change in assets and liabilities
Receivables	3,706,455	(3,520,159)
Inventories	15,775,320	7,033,355
Prepaid expenses and other	(532,787)	(622,094)
Refundable income taxes	491,266	2,503,869
Other assets	10,543	(56,421)
Accounts payable, accrued interest, other accrued expenses
and customer deposits	4,422,299	3,755,241
Income taxes payable	2,104,890	926,467
Deferred rent	(20,482)	(20,482)

Net cash provided by operating activities	31,729,077	18,639,183

Cash flows from investing activities
Proceeds from sale of property and equipment	---	9,456
Purchases of property and equipment	(523,282)	(1,304,780)

Net cash used in investing activities	(523,282)	(1,295,324)

Cash flows from financing activities
Net payments under floor plan	(27,039,540)	(14,446,179)

Net cash used in financing activities	(27,039,540)	(14,446,179)

Net change in cash	4,166,255	2,897,680

Cash at beginning of period	4,726,164	5,103,556

Cash at end of period	$8,892,419	$8,001,236

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,276,498	$971,370
Cash paid during the period for income taxes	200,000	---

See accompanying notes to condensed financial statements.

Lazy Days’ R.V. Center, Inc., a wholly owned
subsidiary of LD Holdings, Inc.
Notes to Condensed Financial Statements

NOTE 1 - BASIS OF PRESENTATION AND OPINION OF MANAGEMENT

The accompanying unaudited interim condensed financial statements include the accounts of Lazy Days’ R.V. Center, Inc. (the “Company” or “Lazy Days”), a wholly owned subsidiary of LD Holdings, Inc. (“LD Holdings”), a non-operating holding company, and have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all of the information and financial statement disclosures necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the information furnished herein includes all adjustments necessary to reflect a fair statement of the interim periods reported. All adjustments are of a normal and recurring nature. Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. The December 31, 2005 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim financial statements and the related notes should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2005.

NOTE 2 - RECEIVABLES

Receivables consist of the following:

	March 31, 2006	December 31, 2005
Contracts in transit and vehicle receivables	$8,979,396	$15,522,299
Manufacturer receivables	8,386,500	5,419,335
Finance and other receivables	1,052,681	1,192,790

	18,418,577	22,134,424

Less: Allowance for doubtful accounts	270,165	279,557

	$18,148,412	$21,854,867

Contracts in transit represent receivables from financial institutions for the portion of the vehicle sales price financed by the Company’s customers through financing sources arranged by the Company.

Lazy Days’ R.V. Center, Inc., a wholly owned
subsidiary of LD Holdings, Inc.
Notes to Condensed Financial Statements

NOTE 3 - INVENTORIES

Inventories consist of the following:

	March 31, 2006	December 31, 2005
New recreational vehicles	$51,719,245	$62,449,704
Pre-owned recreational vehicles	20,827,588	25,822,589
Parts, accessories and other	1,485,929	1,250,745

	74,032,762	89,523,038

Less: LIFO reserve	3,946,743	3,709,236

	70,086,019	85,813,802

Rental recreational vehicles, less accumulated depreciation of $577,997 in 2006 and $367,956 in 2005	1,218,353	1,577,890

	$71,304,372	$87,391,692

Lazy Days’ R.V. Center, Inc., a wholly owned
subsidiary of LD Holdings, Inc.
Notes to Condensed Financial Statements

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS

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

Intangible assets and the related accumulated amortization are summarized as follows:

	March 31, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Manufacturer relationships	$26,700,000	$1,251,563	$26,700,000	$1,084,687
Non-compete agreement	9,000,000	3,375,000	9,000,000	2,925,000
Customer database	3,600,000	3,600,000	3,600,000	3,600,000

	39,300,000	8,226,563	39,300,000	7,609,687

Unamortizable intangible assets:
Trade names and trademarks	46,000,000	—	46,000,000	—

	$85,300,000	$8,226,563	$85,300,000	$7,609,687

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

Amortization expense for intangible assets for the three-month period ended March 31, 2006 was $616,876 compared to $1,516,874 for the three-month period ended March 31, 2005. Estimated amortization expense for the nine-month period ending December 31, 2006 and for each of the subsequent five years ending December 31 is: 2006 (nine-months) - $1,850,624, 2007 - $2,467,500, 2008 - $2,467,500, 2009 - $1,342,500, 2010 - $667,500 and 2011 - $667,500.

Lazy Days’ R.V. Center, Inc., a wholly owned
subsidiary of LD Holdings, Inc.
Notes to Condensed Financial Statements

NOTE 5 - FLOOR PLAN NOTES PAYABLE

The Company maintains a floor plan financing agreement with two financial institutions, collateralized by new and pre-owned recreational vehicles aggregating up to $85,000,000. The entire facility may be used to finance new vehicle inventory but only up to $26,000,000 may be used to finance pre-owned vehicle inventory. The agreement also permits the Company to use floor plan credit to finance new vehicle inventory to be leased by the Company (“rental vehicle inventory”). Borrowings are not to exceed $5,000,000 in the aggregate for rental vehicle inventory or $35,000 per unit. The financial institutions collateralize all vehicles purchased under these agreements and all receivables generated from the sale of these vehicles. The interest rate charged (7.38% at March 31, 2006) is based on the prime rate or LIBOR. Principal is due upon the sale of the respective vehicle.

The Company’s floor plan notes payable are subject to certain financial and restrictive covenants including debt service coverage ratio; current ratio; and limitations on lease rentals, certain executive compensation, capital expenditures, accounts payable, additional debt, liens, dividends, distributions, certain restricted investments, and certain other corporate activities, all as defined in the credit agreement. The Company was in compliance with all covenants at March 31, 2006.

Interest expense on the floor plan notes payable was approximately $1,129,000 for the three-month period ended March 31, 2006 compared to $890,000 for the period ended March 31, 2005.

NOTE 6 - LONG-TERM DEBT

Long-term debt consists of the following:

	March 31, 2006	December 31, 2005
11.75% Senior Notes, due 2012, less unamortized discount of $1,408,435 in 2006 and $1,465,224 in 2005	$143,994,939	$143,938,150

Less: Current maturities	147,374	147,374

Total long-term debt	$143,847,565	$143,790,776

Lazy Days’ R.V. Center, Inc., a wholly owned
subsidiary of LD Holdings, Inc.
Notes to Condensed Financial Statements

On May 14, 2004, the Company issued $152 million of unsecured, senior notes (the “Senior Notes”) through a private placement exempt from the registration requirements of the Securities Act. Subsequently, on December 6, 2004, the Company successfully completed the exchange of $137 million of its Senior Notes. The remaining Senior Notes totaling $15 million were ineligible for exchange. The Senior Notes mature May 15, 2012 and bear interest at an annual rate of 11.75% payable each November 15 and May 15, to the registered holders at the close of business on November 1 and May 1 immediately preceding the interest payment date.

The Company has the option to redeem the Senior Notes at any time before May 15, 2008, at a defined premium plus accrued and unpaid interest to the date of redemption.

The Company is required to offer to repurchase Senior Notes from all holders, on a pro rata basis, to the extent of 50% of the Company’s free cash flow, as defined, for any six-month period ending on either June 30 or December 31 of any fiscal year. To the extent the Company’s free cash flow for any six-month period is less than $1.0 million, the Company may elect not to make a free cash flow offer for such period and, in lieu thereof, add such free cash flow to the amount of free cash flow for the next succeeding six-month period. The Company’s free cash flow offer amount approximated $160,000 for the six months ended December 31, 2005. The Company has elected to add the amount to the offer for the six-month period ending June 30, 2006.

The Company also maintains a five-year senior secured revolving line of credit facility (the “Revolver”). The facility provides for borrowings up to $15 million, as defined, which includes a $10 million sub-facility for the issuance of letters of credit. There were no outstanding advances under the Revolver at March 31, 2006 or December 31, 2005. The Company had outstanding letters of credit amounting to $2,800,000 at March 31, 2006. Interest on outstanding advances is payable monthly and is based on the prime rate or LIBOR (8.75% at March 31, 2006). Borrowings under the Revolver are collateralized by substantially all of the Company’s assets.

Interest expense and related costs on long-term debt were approximately $4,300,000 for the three-month period ended March 31, 2006 compared to $4,500,000 for the period ended March 31, 2005.

Lazy Days’ R.V. Center, Inc., a wholly owned
subsidiary of LD Holdings, Inc.
Notes to Condensed Financial Statements

NOTE 7 - LD HOLDINGS AND RV ACQUISITION

The balance sheets of LD Holdings, a wholly owned subsidiary of RV Acquisition, consisted of the following:

	March 31, 2006	December 31, 2005
ASSETS:
Investment in Lazydays	$75,495,885	$71,497,020

STOCKHOLDER’S EQUITY
Common stock, Class A	$1	$1
Paid-in capital	67,000,000	67,000,000
Retained earnings	8,495,884	4,497,019

Total stockholder’s equity	$75,495,885	$71,497,020

The balance sheets of RV Acquisition consisted of the following:

	March 31, 2006	December 31, 2005
ASSETS:
Investment in LD Holdings	$75,495,885	$71,497,020

STOCKHOLDER’S EQUITY
Preferred stock, Series A, including accrued dividends of $18,034,077 in 2006 and $15,340,912 in 2005	$80,034,077	$77,340,912
Common stock, $.01 par value	50,000	50,000
Paid-in capital	4,950,000	4,950,000
Accumulated deficit	(9,538,192)	(10,843,892)

Total stockholder’s equity	$75,495,885	$71,497,020

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to discuss our financial condition, changes in financial condition and results of operations, liquidity, critical accounting policies and the future impact of accounting standards that have been issued but are not yet effective. The MD&A should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Certain Defined Terms

In this report, “Lazydays,” the “Company,” “we,” “us” or “our” refers to Lazy Days’ R.V. Center, Inc. In this report, “Holdings” refers to LD Holdings, Inc., our parent company, and, unless the context otherwise requires, its subsidiaries.

Overview

We are the world’s largest single-site dealer of recreational vehicles (“RVs”) with the industry’s broadest selection of new and previously-owned RVs. We are a primary point of distribution for nine of the leading manufacturers in the recreational vehicle retail industry, an industry with sales of approximately $14 billion in new, and $14 billion in pre-owned RV vehicles annually. Located on a 126-acre site outside of Tampa, Florida, we are widely recognized in the RV community as the premier destination for RV enthusiasts, attracting over 250,000 visitors each year to our RV dealership, and approximately 1.3 million visitors per year to our facility (including visitors to additional attractions that appeal to RV owners located adjacent to our site, namely Camping World, Cracker Barrel and Flying J Travel Plaza).

We offer our customers an extensive selection of RVs and a variety of services, such as financing, insurance and a 230-bay, fully-staffed service and repair department. Our inventory is displayed in a park-like setting and our facility also includes a full-service RV park, two swimming pools, tennis courts and meeting and dining facilities. We believe we are the nation’s largest single point of distribution for RVs.

We derive our revenues principally from sales and rental of new units, sales of pre-owned units, commissions earned on sales of third-party financing and insurance products, service and rental repairs and visitors fees at RallyPark. In 2005, we derived our revenues from these categories in the following percentages, 59.3%, 32.8%, 2.7%, 5.1% and 0.1%, respectively. New and pre-owned unit sales accounted for more than 90% of total revenues.

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

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005 (Unaudited)

Revenues. Revenues decreased $7.3 million to $237.8 million in the three months ended March 31, 2006 from $245.1 million in the comparable period in 2005. Total new and pre-owned units sold decreased 212 units from 2005. In 2006, we experienced decreased volume in both motorized and towable units, as compared to the prior year. New vehicle sales drove the decrease and contributed $10.3 million to the decline, offset by increased pre-owned vehicle revenue (driven by increased sales prices), parts and service revenue and other revenue (includes $0.2 million of marketing revenue from our RVLiving magazine).

    New Unit Sales. The $10.3 million decrease of new vehicle sales was due to a decrease of $2.1 million of rental income and a 70 unit decline in new unit sales from 1,107 in the three months ended March 31, 2005 to 1,037 in the comparable period in 2006. Motorized units drove the decline. Class A gas units declined significantly as Class A diesel and Class A gas units decreased 10.4% and 30.0%, respectively. We continue to receive rental income from rental units leased during the 2004/2005 hurricane season, however, the volume of units outstanding has decreased significantly. New unit sales by class in the three months ended March 31, 2006 compared to the three months ended March 31, 2005 is summarized as follows:

	Three Months Ended
	March 31, 2006	March 31, 2005
Class A - Diesel	389	434
Class A - Gas	184	263
Class C	128	88

Total Motorized	701	785

Fifth Wheel	195	201
Travel Trailer	141	121

Total Towable	336	322

Total New Units	1,037	1,107

Pre-Owned Unit Sales. Sales of pre-owned vehicles increased $2.4 million to $85.7 million in the three months ended March 31, 2006 from $83.3 million in the comparable period in 2005. This increase was primarily attributable to an increase in the average selling price of used units and an increase in the number of higher end used units sold, specifically Class A diesel units offset by decreases in all other classes. Unit sales of pre-owned vehicles, excluding wholesale units, decreased 142 units from 1,347 in the three months ended March 31, 2005 to 1,205 in the comparable period in 2006. Pre-owned travel trailers decreased 99 units from the comparable period in 2005, which was primarily driven by fewer sales of returned rental units. Pre-owned unit sales by class in the three months ended March 31, 2006 compared to the three months ended March 31, 2005 is summarized as follows:

	Three Months Ended
	March 31, 2006	March 31, 2005
Class A - Diesel	411	368
Class A - Gas	318	369
Class C	104	123

Total Motorized	833	860

Fifth Wheel	134	149
Travel Trailer	134	233
Other	104	105

Total Towable	372	487

Total Pre-Owned Units	1,205	1,347

Parts, Service and Other Revenues. Parts and service revenues in the three months ended March 31, 2006 increased $0.5 million compared to 2005. This was due to increases in retail and warranty sales.

Finance and Insurance Related Revenues. Finance, insurance and extended warranty related revenues decreased slightly by $0.1 million in the three months ended March 31, 2006 compared to the same period in 2005. This was due to decreased financing opportunities resulting from the decline in overall unit sales and a decline in interest rate spreads (due to rising interest rates) offset by lower chargebacks, improved finance penetration ratios and improved extended warranty sales.

Gross Profit. Gross profit consists of gross revenues less our cost of sales and services. Gross profit decreased from $37.8 million in the three months ended March 31, 2005 to $36.8 million in the comparable period in 2006. Gross profit margin percentage increased slightly (0.1%) from 15.4% in the three months ended March 31, 2005 to 15.5% in the comparable period in 2006. The decease in gross profit was primarily due to a $0.7 million decrease in pre-owned vehicle margin, $0.9 million decrease in new vehicle margin offset by a $0.6 million increase in parts & service margin. New vehicle margin in 2006 was negatively impacted by the decline in rental profit of $0.7 million.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, including depreciation and amortization, increased from $24.5 million in the three months ended March 31, 2005 to $24.8 million in the comparable period in 2006. This increase was primarily due to increases in marketing expenses, insurance costs and utilities costs offset by decreased depreciation and amortization.

Operating Profit. Operating profit represents our gross profit, less selling, general and administrative expenses including depreciation and amortization. Operating profit decreased from $13.2 million in the three months ended March 31, 2005 to $12.0 million in the comparable period in 2006. This decrease was due to the overall decrease in gross profit and increased selling, general and administrative expenses.

Interest Expense—Floor Plan Credit Facility. Interest expense on our floor plan credit facility increased from $0.9 million in the three months ended March 31, 2005 to $1.1 million in the comparable period in 2006. This was attributable to an increase in applicable interest rates under the floor plan credit facility due to increases in short-term interest rates during the period.

Other Interest Expense. Other interest expense was related to interest expense under our Senior Notes. Other interest expense decreased from $4.5 million in the three months ended March 31, 2005 to $4.3 million in the comparable period in 2006.

Income Tax Expense. Income tax expense decreased from $2.8 million in the three months ended March 31, 2005 to $2.5 million in the comparable period in 2006.

Liquidity and Capital Resources

Liquidity. Historically, we have satisfied our liquidity needs through cash from operations and various borrowing arrangements. Our cash requirements consist principally of scheduled payments of principal and interest on outstanding indebtedness (including indebtedness under our amended floor plan credit facility), capital expenditures, salary and sales commissions, lease expenses and the acquisition of inventory. Based upon our current level of operations, we believe that our cash flow from operations, available cash and available borrowings under the senior secured revolving credit facility will be adequate to meet our future liquidity needs for the foreseeable future.

Operating Activities. Net cash provided by operating activities during the three months ended March 31, 2006 was equal to $31.7 million, compared with net cash provided by operating activities of $18.6 million during the comparable period in 2005. This increase in net cash provided by operating activities for 2006 was primarily the result of a decrease in inventories, accounts receivables and refunds of tax payments made in prior periods offset by a decrease in net income (driven by decreases in unit sales) and an increase in prepaid expenses.

Investing Activities. Net cash used in investing activities was $0.5 million during the three months ended March 31, 2006, compared with net cash used in investing activities of $1.3 million during the comparable period in 2005. The decrease in net cash used in investing activities during the three month period ended March 31, 2006  versus 2005 was attributable to a decrease in purchases of property and equipment.

Financing Activities. Net cash used in financing activities during the three months ended March 31, 2006 was $27.0 million, compared to $14.4 million during the comparable period in 2005. The change was due to increased net payments under our floor plan agreement in 2006.

Working Capital. Working capital, including cash and cash equivalents, totaled approximately $28.3 million at March 31, 2006. We maintain sizable inventories in order to meet the expectations of our customers, and believe that we will continue to require working capital consistent with past experience. Historically, we have funded our operations with internally generated cash flow and borrowings. Changes in our working capital are driven primarily by our profit levels.

Our principal sources of funds are cash flows from operating activities and available borrowings under our new senior secured revolving credit facility and amended floor plan credit facility. As of March 31, 2006 , we had $85.0 million of borrowing capacity and $37.4 million of availability under our amended floor plan credit facility and $15.0 million of borrowing capacity and $12.2 million of availability under our senior secured revolving credit facility. We have nothing drawn under our senior secured revolving credit facility, while $2.8 million of availability has been used to support letter of credit obligations under our letter of credit subfacility.

Based on current facts and circumstances, we believe we have adequate cash flow coupled with borrowing capacity under our senior secured revolving credit facility and amended floor plan credit facility to fund our current operations and capital expenditures budgeted for 2006.

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

As of March 31, 2006, our capital expenditures approximated $0.5 million for the three-month period ended March 31, 2006. Our senior secured revolving credit facility and amended floor plan credit facility limits our ability to make capital expenditures in excess of $5.0 million per annum.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. The following are among the factors that could cause actual results to differ materially from the forward-looking statements. There may be other factors, including those discussed elsewhere in this report, which may cause our actual results to differ materially from the forward-looking statements. Any forward-looking statements should be considered in light of the risk factors specified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, some of which are summarized below.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rates. We are exposed to market risk from changes in the interest rates on a portion of our outstanding indebtedness. Outstanding balances under our senior secured revolving credit facility bear interest at a variable rate on prime or LIBOR as adjusted each interest period. There were no borrowings outstanding at March 31, 2006 under this revolving credit facility. Amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on prime or LIBOR as adjusted each interest period. As of March 31, 2006, based on the aggregate amount of $47.6 million outstanding under our amended floor plan financing facility as of such date, a 100 basis point change in interest rates would have changed our annual floor plan interest expense by approximately $0.5 million.

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

ITEM 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2006. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to our Company, is made known to the chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by our Company in the reports that we file or submit, or would have filed or submitted, under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms.

No change in our internal control over financial reporting occurred during the three months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

ITEM 1A. Risk Factors

There have been no material changes to the factors disclosed in ITEM 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Lazy Days’ R.V. Center, Inc.

/s/ John Horton
By:	John Horton
Its:	Chief Executive Officer

/s/ Charles L. Thibault
By:	Charles L. Thibault
Its:	Chief Financial Officer

Dated: May 15, 2006

EXHIBIT INDEX

Number	Description of Exhibits
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002