Form 10-Q
period 2006-06-30
Lazy Days R.V. Center, Inc.
filed 2006-08-14
CIK 1296937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to              .

COMMISSION FILE NUMBER: 333-118185

LAZY DAYS' R.V. CENTER, INC.

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

As of August 14, 2006, the registrant had 100 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Lazy Days’ R.V. Center, Inc., a wholly owned subsidiary of LD Holdings, Inc.
Condensed Balance Sheets

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets
Cash	$5,963,265	$4,726,164
Receivables, net of allowance for doubtful accounts of
$309,716 in 2006 and $279,557 in 2005	14,136,824	21,854,867
Refundable income taxes	--	491,266
Inventories	65,804,293	87,391,692
Prepaid expenses and other	2,576,155	2,061,728

Total current assets	88,480,537	116,525,717

Property and equipment, net	37,954,119	37,168,221

Loan and other costs, net	4,814,468	5,348,787
Goodwill	104,865,672	104,865,672
Intangible assets, net	76,456,562	77,690,313
Deferred income taxes	2,180,727	2,180,727
Other assets	232,249	242,792

Total assets	$314,984,334	$344,022,229

Lazy Days’ R.V. Center, Inc., a wholly owned subsidiary of LD Holdings, Inc.
Condensed Balance Sheets (continued)

	June 30, 2006	December 31, 2005
	(Unaudited)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Floor plan notes payable	$43,340,312	$74,608,769
Current maturities of long-term debt	3,375,000	147,374
Accounts payable and accrued expenses	8,342,850	13,310,162
Accrued interest	2,466,121	2,608,414
Reserve for chargebacks	1,229,000	1,121,000
Customer deposits	500,060	982,871
Income taxes payable	2,700,178	---
Deferred income taxes	394,306	394,306

Total current liabilities	62,347,827	93,172,896

Long-term debt, less current maturities	140,677,045	143,790,776
Reserve for chargebacks	1,040,000	964,000
Deferred rent	1,761,495	1,802,460
Deferred income taxes	32,224,931	32,776,649
Other	15,168	18,428

Total liabilities	238,066,466	272,525,209

Stockholder’s equity
Common stock, $.01 par value: 100 shares issued and outstanding	1	1
Paid-in capital	67,000,000	67,000,000
Retained earnings	9,917,867	4,497,019

Total stockholder’s equity	76,917,868	71,497,020

Total liabilities and stockholder’s equity	$314,984,334	$344,022,229

See accompanying notes to condensed financial statements.

Lazy Days’ R.V. Center, Inc., a wholly owned subsidiary of LD Holdings, Inc.
Condensed Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Revenues
New vehicle	$115,184,473	$121,097,476	$247,233,593	$263,486,134
Pre-owned vehicle	60,847,473	67,235,090	146,537,402	150,560,803
Parts, service and other	10,900,983	10,765,424	22,980,941	22,313,655
Finance and insurance	5,000,429	5,259,021	11,797,766	12,182,047
Rally Park	313,356	293,038	1,059,277	1,062,158
Other	588,418	149,582	989,772	289,744

Total revenues	192,835,132	204,799,631	430,598,751	449,894,541

Cost of revenues
New vehicle	104,798,517	109,973,168	224,526,076	239,121,189
Pre-owned vehicle	54,058,545	59,240,010	130,536,093	132,603,621
Parts, service and other	4,862,007	5,032,037	9,632,417	9,855,831

Total cost of revenues	163,719,069	174,245,215	364,694,586	381,580,641

Gross profit	29,116,063	30,554,416	65,904,165	68,313,900

Selling, general and administrative expenses	21,572,625	23,729,891	46,397,031	48,269,275

Interest expense	5,217,026	5,256,606	10,661,560	10,656,319

Income before income taxes	2,326,412	1,567,919	8,845,574	9,388,306

Income tax expense	904,429	815,007	3,424,726	3,631,984

Net income	$1,421,983	$752,912	$5,420,848	$5,756,322

See accompanying notes to condensed financial statements.

Lazy Days’ R.V. Center, Inc., a wholly owned subsidiary of LD Holdings, Inc.
Condensed Statements of Cash Flows (Unaudited)
	Six Months Ended
	June 30, 2006	June 30, 2005
Cash flows from operating activities
Net income	$5,420,848	$5,756,322
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property and equipment	1,472,242	1,388,217
Depreciation of rental vehicle inventory	424,469	2,494,122
Amortization of intangible costs	1,233,751	2,583,749
Amortization and write-off of loan and other costs	534,319	597,359
Amortization of discount on long-term debt	114,269	134,960
Gain on sale of property and equipment	(2,519)	(2,792)
Loss on debt extinguishment	--	95,200
Reserve for chargebacks	184,000	99,000
Deferred income taxes	(551,718)	(1,057,968)
Change in assets and liabilities
Receivables	7,718,043	(2,300,825)
Inventories	21,162,930	15,653,301
Prepaid expenses and other	(514,427)	(231,369)
Refundable income taxes	491,266	7,503,869
Other assets	10,543	(513,978)
Accounts payable, accrued interest, other accrued expenses
and customer deposits	(5,596,050)	(913,228)
Income taxes payable	2,700,178	(1,686,083)
Deferred rent	(40,965)	(40,965)

Net cash provided by operating activities	34,761,179	29,558,891

Cash flows from investing activities
Proceeds from sale of property and equipment	15,215	9,662
Purchases of property and equipment	(2,270,836)	(2,726,156)

Net cash used in investing activities	(2,255,621)	(2,716,494)

Cash flows from financing activities
Net payments under floor plan	(31,268,457)	(23,334,360)
Repayment of long-term debt	--	(1,455,200)

Net cash used in financing activities	(31,268,457)	(24,789,560)

Net change in cash	1,237,101	2,052,837

Cash at beginning of period	4,726,164	5,103,556

Cash at end of period	$5,963,265	7,156,393

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$10,803,853	10,754,858
Cash paid during the period for income taxes	785,000	(4,500,000)
See accompanying notes to condensed financial statements.

Lazy Days’ R.V. Center, Inc., a wholly owned
subsidiary of LD Holdings, Inc.
Notes to Condensed Financial Statements

NOTE 1 - BASIS OF PRESENTATION AND OPINION OF MANAGEMENT

The accompanying unaudited interim condensed financial statements include the accounts of Lazy Days’ R.V. Center, Inc. (the “Company” or “Lazy Days”), a wholly owned subsidiary of LD Holdings, Inc. (“LD Holdings”), a non-operating holding company, and have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all of the information and financial statement disclosures necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the information furnished herein includes all adjustments necessary to reflect a fair statement of the interim periods reported. All adjustments are of a normal and recurring nature. Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. The December 31, 2005 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim financial statements and the related notes should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

NOTE 2 - RECEIVABLES

Receivables consist of the following:

	June 30, 2006	December 31, 2005
Contracts in transit and vehicle receivables	$6,416,044	$15,522,299
Manufacturer receivables	6,639,408	5,419,335
Finance and other receivables	1,391,088	1,192,790

	14,446,540	22,134,424

Less: Allowance for doubtful accounts	309,716	279,557

	$14,136,824	$21,854,867

Contracts in transit represent receivables from financial institutions for the portion of the vehicle sales price financed by the Company’s customers through financing sources arranged by the Company.

Lazy Days’ R.V. Center, Inc., a wholly owned
subsidiary of LD Holdings, Inc.
Notes to Condensed Financial Statements

NOTE 3 - INVENTORIES

Inventories consist of the following:

	June 30, 2006	December 31, 2005
New recreational vehicles	$50,120,701	$62,449,704
Pre-owned recreational vehicles	17,712,422	25,822,589
Parts, accessories and other	1,240,881	1,250,745

	69,074,004	89,523,038

Less: LIFO reserve	3,287,126	3,709,236

	65,786,878	85,813,802

Rental recreational vehicles, less accumulated depreciation of $62,780 in 2006 and $367,956 in 2005	17,415	1,577,890

	$65,804,293	$87,391,692

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

Intangible assets and the related accumulated amortization are summarized as follows:

	June 30, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Manufacturer relationships	$26,700,000	$1,418,438	$26,700,000	$1,084,687
Non-compete agreement	9,000,000	3,825,000	9,000,000	2,925,000
Customer database	3,600,000	3,600,000	3,600,000	3,600,000

	39,300,000	8,843,438	39,300,000	7,609,687

Unamortizable intangible assets:
Trade names and trademarks	46,000,000	--	46,000,000	--

	$85,300,000	$8,843,438	$85,300,000	$7,609,687

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

Amortizable expense for intangible assets for the three and six-month periods ended June 30, 2006 was $616,875 and $1,233,751, respectively, compared to $1,066,875 and $2,583,749 for the three and six-month periods ended June 30, 2005. Estimated amortization expense for the six-month period ending December 31, 2006 and for each of the subsequent five years ending December 31 is: 2006 (six-months) - $1,233,750, 2007 - $2,467,500, 2008 - $2,467,500, 2009 - $1,342,500 and 2010 - $667,500.

Lazy Days’ R.V. Center, Inc., a wholly owned
subsidiary of LD Holdings, Inc.
Notes to Condensed Financial Statements

NOTE 5 - FLOOR PLAN NOTES PAYABLE

The Company maintains a floor plan financing agreement (the"Floor Plan Credit Facility") with two financial institutions, collateralized by new and pre-owned recreational vehicles aggregating up to $85,000,000. The entire facility may be used to finance new vehicle inventory but only up to $26,000,000 may be used to finance pre-owned vehicle inventory. The agreement also permits the Company to use floor plan credit to finance new vehicle inventory to be leased by the Company (“rental vehicle inventory”). Borrowings are not to exceed $5,000,000 in the aggregate for rental vehicle inventory or $35,000 per unit. The financial institutions collateralize all vehicles purchased under these agreements and all receivables generated from the sale of these vehicles. The interest rate charged (8.11% at June 30, 2006) is based on the prime rate or LIBOR. Principal is due upon the sale of the respective vehicle.

The Company’s floor plan notes payable are subject to certain financial and restrictive covenants including debt service coverage ratio; current ratio; and limitations on lease rentals, certain executive compensation, capital expenditures, accounts payable, additional debt, liens, dividends, distributions, certain restricted investments, and certain other corporate activities, all as defined in the credit agreement. The Company was in compliance with all covenants at June 30, 2006.

Interest expense on the floor plan notes payable for the three and six-month periods ended June 30, 2006 was $898,543 and $2,027,734, respectively, compared to $763,662 and $1,653,918 for the three and six-month periods ended June 30, 2005.

NOTE 6 - LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2006	December 31, 2005
11.75% Senior Notes, due 2012, less unamortized discount of $1,350,955 in 2006 and $1,465,224 in 2005	$144,052,045	$143,938,150

Less: Current maturities	3,375,000	147,374

Total long-term debt	$140,677,045	$143,790,776

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

The Company is required to offer to repurchase Senior Notes from all holders, on a pro rata basis, to the extent of 50% of the Company’s free cash flow, as defined, for any six-month period ending on either June 30 or December 31 of any fiscal year. To the extent the Company’s free cash flow for any six-month period is less than $1.0 million, the Company may elect not to make a free cash flow offer for such period and, in lieu thereof, add such free cash flow to the amount of free cash flow for the next succeeding six-month period. The Company’s free cash flow offer amount for the six-month period ended June 30, 2006 was approximately $3,600,000 (including a carryover of $160,000 for the six months ended December 31, 2005); the principal portion of that amount is recorded as a current maturity of long-term debt.

The Company also maintains a five-year senior secured revolving line of credit facility (the “Revolver”). The facility provides for borrowings up to $15 million, as defined, which includes a $10 million sub-facility for the issuance of letters of credit. There were no outstanding advances under the Revolver at June 30, 2006 or December 31, 2005. The Company had outstanding letters of credit amounting to $2,800,000 at June 30, 2006. Interest on outstanding advances is payable monthly and is based on the prime rate or LIBOR. Borrowings under the Revolver are collateralized by substantially all of the Company’s assets.

Interest expense and related costs on long-term debt for the three and six-month periods ended June 30, 2006 was $4,318,483 and $8,633,826, respectively, compared to $4,492,944 and $9,002,401 for the three and six-month periods ended June 30, 2005.

Lazy Days’ R.V. Center, Inc., a wholly owned
subsidiary of LD Holdings, Inc.
Notes to Condensed Financial Statements

NOTE 7 - LD HOLDINGS AND RV ACQUISITION

The balance sheets of LD Holdings, a wholly owned subsidiary of RV Acquisition, consisted of the following:

	June 30, 2006	December 31, 2005
ASSETS
Investment in Lazy Days' R.V. Center, Inc.	$76,917,868	$71,497,020

STOCKHOLDER’S EQUITY
Common stock, Class A	$1	$1
Paid-in capital	67,000,000	67,000,000
Retained earnings	9,917,867	4,497,019

Total stockholder’s equity	$76,917,868	$71,497,020

The balance sheets of RV Acquisition consisted of the following:

	June 30, 2006	December 31, 2005
ASSETS
Investment in LD Holdings	$76,917,868	$71,497,020

LIABILITIES
Due to Lazy Days' R.V. Center, Inc.	$51,372	$--

STOCKHOLDER’S EQUITY
Preferred stock, Series A, including accrued dividends of $20,733,771in 2006 and $15,340,912 in 2005	82,685,561	77,340,912
Common stock, $.01 par value	49,947	50,000
Paid-in capital	4,941,771	4,950,000
Accumulated deficit	(10,810,783)	(10,843,892)

Total stockholder's equity	76,866,496	71,497,020

Total liabilities and stockholder’s equity	$76,917,868	$71,497,020

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to discuss our financial condition, changes in financial condition and results of operations, liquidity, critical accounting policies and the future impact of accounting standards that have been issued but are not yet effective. The MD&A should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Certain Defined Terms

In this report, “Lazydays,” the “Company,” “we,” “us” or “our” refers to Lazy Days’ R.V. Center, Inc. In this report, “Holdings” refers to LD Holdings, Inc., our parent company, and, unless the context otherwise requires, its subsidiaries.

Overview

We are the world’s largest single-site dealer of recreational vehicles (“RVs”) with the industry’s broadest selection of new and previously-owned RVs. Our inventory is displayed in a park-like setting, and our facility also includes a full-service RV park, two swimming pools, tennis courts and meeting and dining facilities. We are a primary point of distribution for nine of the leading manufacturers in the recreational vehicle retail industry, an industry with sales of approximately $14 billion in new, and $14 billion in pre-owned RV vehicles annually. Located on a 126-acre site outside of Tampa, Florida, we are widely recognized in the RV community as the premier destination for RV enthusiasts, attracting over 250,000 visitors each year to our RV dealership, and approximately 1.3 million visitors per year to our facility (including visitors to additional attractions that appeal to RV owners located adjacent to our site, namely Camping World, Cracker Barrel and Flying J Travel Plaza). We offer our customers an extensive selection of RVs and a variety of services, such as financing, insurance and a 230-bay, fully-staffed service and repair department.

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

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005 (unaudited)

Revenues. Revenues decreased $11.9 million to $192.8 million in the three months ended June 30, 2006 from $204.7 million in the comparable period in 2005. Total units decreased 301 units from 2005. In 2006, we experienced lower volume in both new and pre-owned motorized and towable unit sales, as compared to the prior year. Pre-owned unit sales represented $6.4 million of the decrease with new unit sales making up $5.9 million, partially offset by other revenues of $0.4 million.

New Unit Sales. Sales of new vehicles decreased $5.8 million to $115.2 million in the three months ended June 30, 2006 from $121.0 million in the comparable period in 2005.  This decrease of new vehicle sales was due to 106 fewer units from 916 units in the three months ended June 30, 2005 to 810 units in the comparable period in 2006. Motorized units, specifically Class A gas and diesel units, and fifth wheel units drove the overall decrease while travel trailers remained relatively consistent with the prior period.

	Three Months Ended
	June 30, 2006	June 30, 2005
Class A - Diesel	346	385
Class A - Gas	134	165
Class C	79	71

Total Motorized	559	621

Fifth Wheel	135	175
Travel Trailer	116	120

Total Towable	251	295

Total New Units	810	916

Pre-Owned Unit Sales. Sales of pre-owned vehicles decreased $6.4 million to $60.8 million in the three months ended June 30, 2006 from $67.2 million in the comparable period in 2005. Unit sales of pre-owned wholesale units decreased 195 units from 1,145 in the three months ended June 30, 2005 to 950 units in the comparable period in 2006. This decrease was primarily attributable to a 139 unit decline in rental unit travel trailer sales as well as decreases in Class A gas of 41 units.

	Three Months Ended
	June 30, 2006	June 30, 2005
Class A - Diesel	280	299
Class A - Gas	216	257
Class C	92	106

Total Motorized	588	662

Fifth Wheel	97	101
Travel Trailer	165	293
Other	100	89

Total Towable	362	483

Total Pre-Owned Units	950	1,145

Parts, Service and Other Revenues. Parts and service revenues in the three months ended June 30, 2006 increased $0.1 million to $10.9 million from $10.8 million from the comparable period in 2005. This was due to increases in retail and warranty sales.

Finance and Insurance Related Revenues. Finance, insurance and extended warranty related revenues decreased from $5.3 million in the three months ended June 30, 2005 to $5.0 million in the comparable period in 2006. The decrease in finance, insurance and extended warranty related revenues were primarily attributable to a decrease in unit sales and a declining interest rate spread (due to rising interest rates).

Gross Profit. Gross profit consists of gross revenues less our cost of sales and services. Gross profit decreased $1.4 million from $30.5 million in the three months ended June 30, 2005 to $29.1 million in the comparable period in 2006. Gross profit margin increased from 14.9% in the three months ended June 30, 2005 to 15.1% in the comparable period in 2006. The decrease in gross profit was primarily due to $1.9 million decrease in new and pre-owned vehicle gross profit, offset by a $0.4 million increase in other revenues. New vehicle gross profit decrease was due to the volume decline and the decrease in the corresponding manufacturer's hold-back and incentives. Used vehicle margin decreases from 2005 was due to a 195 unit decrease from the comparable period in 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, including depreciation and amortization, decreased from $23.7 million, or 11.6% of revenues, in the three months ended June 30, 2005 to $21.6 million, or 11.2% of revenues, in the comparable period in 2006. This decrease was primarily due to a decrease in salary, commissions and benefits due to lower unit sales and margin; decreased marketing expenses due to start-up of our RVLiving magazine in 2005 and lower amortization expense.

Operating Profit. Operating profit represents our gross profit, less selling, general and administrative expenses including depreciation and amortization. Operating profit increased from $6.8 million in the three months ended June 30, 2005 to $7.5 million in the comparable period in 2006. This increase was due to a reduction in selling, general and administrative expenses in excess of the decline in gross profit.

Interest Expense—Floor Plan Credit Facility. Interest expense on our Floor Plan Credit Facility approximated $0.8 million in the three months ended June 30, 2005 and $0.9 million in the comparable period in 2006. The increase in interest rates was offset by the decline in the average borrowings outstanding under the Floor Plan Credit Facility.

Other Interest Expense. Other interest expense was related to interest expense under our Senior Notes. Other interest expense decreased from $4.5 million in the three months ended June 30, 2005 to $4.3 million in the comparable period in 2006.

Income Tax Expense. Income tax expense approximated $0.8 million in the three months ended June 30, 2005 compared to $0.9 million in the comparable period in 2006.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005 (Unaudited)

Revenues. Revenues decreased $19.3 million to $430.6 million in the six months ended June 30, 2006 from $449.9 million in the comparable period in 2005. Total new and pre-owned units sold decreased 513 units from 2005. In 2006, we experienced decreased volume in both motorized and towable units, as compared to the prior year. New unit sales drove the decrease and contributed $16.3 million to the decline. Pre-owned vehicle sales also declined by $4.0 million, which was partially offset by parts and service revenues and other revenues (includes $0.7 million of other revenue primarily attributable to marketing revenues from our RVLiving magazine).

New Unit Sales. Sales of new vehicles decreased $16.3 million to $247.2 million in the six months ended June 30, 2006 from $263.5 million from the comparable period in 2005. The $16.3 million decrease of new vehicle sales was due to a decrease of $2.7 million of rental income and a 176 unit decline in new unit sales from 2,023 units in the six months ended June 30, 2005 to 1,847 units in the comparable period in 2006. Motorized units drove the decline. Class A gas units declined significantly as Class A diesel and Class A gas units decreased 10.3% and 25.7%, respectively. We continued to receive rental income from rental units leased during the 2004/2005 hurricane season through May 2006 when the leases ended. New unit sales by class in the six months ended June 30, 2006 compared to the six months ended June 30, 2005 is summarized as follows:

	Six Months Ended
	June 30, 2006	June 30, 2005
Class A - Diesel	735	819
Class A - Gas	318	428
Class C	207	159

Total Motorized	1,260	1,406

Fifth Wheel	330	376
Travel Trailer	257	241

Total Towable	587	617

Total New Units	1,847	2,023

Pre-Owned Unit Sales. Sales of pre-owned vehicles decreased $4.1 million to $146.5 million in the six months ended June 30, 2006 from $150.6 million in the comparable period in 2005. The decrease was attributable to a 269 unit decline in returned rental unit travel trailer sales. Unit sales of pre-owned vehicles, excluding wholesale units, decreased 337 units from 2,492 units in the six months ended June 30, 2005 to 2,155 units in the comparable period in 2006. Pre-owned travel trailers decreased 227 units from the comparable period in 2005, which was primarily driven by fewer sales of returned rental units. Pre-owned unit sales by class in the three months ended June 30, 2006 compared to the six months ended June 30, 2005 is summarized as follows:

	Six Months Ended
	June 30, 2006	June 30, 2006
Class A - Diesel	691	667
Class A - Gas	534	626
Class C	196	229

Total Motorized	1,421	1,522

Fifth Wheel	231	250
Travel Trailer	299	526
Other	204	194

Total Towable	734	970

Total Pre-Owned Units	2,155	2,492

Parts, Service and Other Revenues. Parts and service revenues in the six months ended June 30, 2006 increased $0.7 million to $23.0 million from $22.3 million from the comparable period in 2005. This was due to increases in retail and warranty sales.

Finance and Insurance Related Revenues. Finance, insurance and extended warranty related revenues decreased slightly by $0.4 million to $11.8 million in the six months ended June 30, 2006 compared to $12.2 million for the same period in 2005. This was due to decreased financing opportunities resulting from the decline in overall unit sales and a decline in interest rate spreads (due to rising interest rates) offset by lower chargebacks, improved finance penetration ratios and improved extended warranty sales.

Gross Profit. Gross profit consists of gross revenues less our cost of sales and services. Gross profit decreased from $68.3 million in the six months ended June 30, 2005 to $65.9 million in the comparable period in 2006. Gross profit margin percentage increased slightly from 15.2% in the six months ended June 30, 2005 to 15.3% in the comparable period in 2006. The decease in gross profit was primarily due to a $2.0 million decrease in pre-owned vehicle gross profit and a $1.3 million decline in rental vehicle gross profit, offset by $1.2 million increase in parts & service and other gross profit.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, including depreciation and amortization, decreased $1.9 million from $48.3 million in the six months ended June 30, 2005 to $46.4 million in the comparable period in 2006. This decrease was primarily due to decreases in salaries, commissions and benfits due to lower unit sales; decreased marketing expenses due to the start-up of RVLiving magazine in 2005; and amortization offset by increases in insurance costs, utilities and maintenance costs.

Operating Profit. Operating profit represents our gross profit, less selling, general and administrative expenses including depreciation and amortization. Operating profit decreased from $20.0 million in the six months ended June 30, 2005 to $19.5 million in the comparable period in 2006. This decrease was due to the overall decrease in gross profit offset by decreased selling, general and administrative expenses.

Interest Expense—Floor Plan Credit Facility. Interest expense on our Floor Plan Credit Facility increased from $1.7 million in the six months ended June 30, 2005 to $2.0 million in the comparable period in 2006. This was attributable to an increase in applicable interest rates under the Floor Plan Credit Facility due to increases in short-term interest rates during the period.

Other Interest Expense. Other interest expense was related to interest expense under our Senior Notes. Other interest expense decreased from $9.0 million in the six months ended June 30, 2005 to $8.6 million in the comparable period in 2006.

Income Tax Expense. Income tax expense decreased from $3.6 million in the six months ended June 30, 2005 to $3.4 million in the comparable period in 2006.

Liquidity and Capital Resources

Liquidity. Historically, we have satisfied our liquidity needs through cash from operations and various borrowing arrangements. Our cash requirements consist principally of scheduled payments of principal and interest on outstanding indebtedness (including indebtedness under our Floor Plan Credit Facility), capital expenditures, salary and sales commissions, lease expenses and the acquisition of inventory. Based upon our current level of operations, we believe that our cash flow from operations, available cash and available borrowings under the senior secured revolving line of credit facility will be adequate to meet our future liquidity needs for the foreseeable future.

Operating Activities. Net cash provided by operating activities during the six months ended June 30, 2006 was equal to $34.8 million, compared with net cash provided by operating activities of $29.6 million during the comparable period in 2005. This increase in net cash provided by operating activities for 2006 was primarily the result of a decrease in inventories and accounts receivables offset by an increase in accounts payable.

Investing Activities. Net cash used in investing activities was $2.3 million during the six months ended June 30, 2006, compared with net cash used in investing activities of $2.7 million during the comparable period in 2005. The decrease in net cash used in investing activities during the six month period ended June 30, 2006 versus 2005 was attributable to a decrease in purchases of property and equipment.

Financing Activities. Net cash used in financing activities during the six months ended June 30, 2006 was $31.3 million, compared to $24.8 million during the comparable period in 2005. The change was due to increased net payments under our Floor Plan Credit Facility in 2006.

Working Capital. Working capital, including cash and cash equivalents, totaled approximately $26.3 million at June 30, 2006. We maintain sizable inventories in order to meet the expectations of our customers, and believe that we will continue to require working capital consistent with past experience. Historically, we have funded our operations with internally generated cash flow and borrowings. Changes in our working capital are driven primarily by our profit levels.

Our principal sources of funds are cash flows from operating activities and available borrowings under our senior secured revolving credit facility and Floor Plan Credit Facility. As of June 30, 2006 , we had $85.0 million of borrowing capacity and $41.7 million of availability under our Floor Plan Credit Facility and $15.0 million of borrowing capacity and $12.2 million of availability under our senior secured revolving credit facility. We have nothing drawn under our senior secured revolving credit facility, while $2.8 million of availability has been used to support letter of credit obligations under our letter of credit sub-facility.

Based on current facts and circumstances, we believe we have adequate cash flow coupled with borrowing capacity under our senior secured revolving credit facility and Floor Plan Credit Facility to fund our current operations and capital expenditures budgeted for 2006.

    Borrowings under our Floor Plan Credit Facility to finance our new vehicle inventory may not exceed (i) 100% of the factory invoices for the related vehicles, (ii) 85% of the wholesale value of all pre-owned inventory (as determined in accordance with National Automobile Dealers Association RV Industry Appraisal Guide, or appraised NADA value) for vehicles in the current through 7th prior model years and (iii) 65% of the appraised NADA value with respect to pre-owned vehicles in the 8th, 9th and 10th prior model years. At times, we have made repayments on our Floor Plan Credit Facility using excess cash flow from operations.

Borrowings under our senior secured revolving credit facility generally bear interest based on a margin over, at our option, the base rate or the reserve-adjusted LIBOR. The new senior secured revolving credit facility is secured by first priority interests in, and mortgages on, substantially all of our tangible and intangible assets and first priority pledges of all the equity interests owned by us in any future domestic subsidiaries, other than a second priority lien on those assets which are pledged under our floor plan credit facility.

As of June 30, 2006, our capital expenditures approximated $2.3 million for the six-month period ended June 30, 2006. Our senior secured revolving credit facility and Floor Plan Credit Facility limits our ability to make capital expenditures in excess of $5.0 million per annum.

Based on current estimates, management believes that the amount of capital expenditures permitted to be made under our senior secured revolving credit facility and Floor Plan Credit Facility will be adequate to grow our business according to our business strategy and to maintain the properties and business of our continuing operations.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rates. We are exposed to market risk from changes in the interest rates on a portion of our outstanding indebtedness. Outstanding balances under our senior secured revolving credit facility bear interest at a variable rate on prime or LIBOR as adjusted each interest period. There were no borrowings outstanding at June 30, 2006 under our senior shares revolving credit facility. Amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on prime or LIBOR as adjusted each interest period. As of June 30, 2006, based on the aggregate amount of $43.3 million outstanding under our Floor Plan Financing Facility as of such date, a 100 basis point change in interest rates would have changed our annual floor plan interest expense by approximately $0.4 million.

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

ITEM 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2006. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to our Company, is made known to the chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by our Company in the reports that we file or submit, or would have filed or submitted, under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms.

No change in our internal control over financial reporting occurred during the three and six-months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

ITEM 1A. Risk Factors

There have been no material changes to the factors disclosed in ITEM 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

Dated: August 14, 2006

EXHIBIT INDEX

Number	Description of Exhibits
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002