Form 10-Q
period 2006-09-30
Lazy Days R.V. Center, Inc.
filed 2006-11-15
CIK 1296937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Lazy Days’ R.V. Center, Inc., a wholly owned subsidiary of LD Holdings, Inc.
Condensed Balance Sheets

ASSETS	September 30, 2006	December 31, 2005
	(Unaudited)
Current assets
Cash	$8,217,004	$4,726,164
Receivables, net of allowance for doubtful accounts of
$338,822 in 2006 and $279,557 in 2005	17,394,906	21,854,867
Refundable income taxes	--	491,266
Inventories	76,679,578	87,391,692
Prepaid expenses and other	2,008,633	2,061,728

Total current assets	104,300,121	116,525,717

Property and equipment, net	37,701,908	37,168,221

Loan and other costs, net	4,207,755	5,348,787
Goodwill	104,865,672	104,865,672
Intangible assets, net	75,839,688	77,690,313
Deferred income taxes	2,180,727	2,180,727
Other assets	212,162	242,792

Total assets	$329,308,033	$344,022,229

Lazy Days’ R.V. Center, Inc., a wholly owned subsidiary of LD Holdings, Inc.
Condensed Balance Sheets (continued)

LIABILITIES AND STOCKHOLDER’S EQUITY	September 30, 2006	December 31, 2005
	(Unaudited)
Current liabilities
Floor plan notes payable	$55,593,935	$74,608,769
Current maturities of long-term debt	3,375,000	147,374
Accounts payable and accrued expenses	11,160,387	13,310,162
Accrued interest	6,454,278	2,608,414
Reserve for chargebacks	1,199,000	1,121,000
Customer deposits	803,304	982,871
Income taxes payable	500,274	---
Deferred income taxes	394,306	394,306

Total current liabilities	79,480,484	93,172,896

Long-term debt, less current maturities	140,734,525	143,790,776
Reserve for chargebacks	1,043,000	964,000
Deferred rent	1,741,012	1,802,460
Deferred income taxes	32,132,978	32,776,649
Other	13,385	18,428

Total liabilities	255,145,384	272,525,209

Stockholder’s equity
Common stock, $.01 par value: 100 shares issued and outstanding	1	1
Paid-in capital	67,000,000	67,000,000
Retained earnings	7,162,648	4,497,019

Total stockholder’s equity	74,162,649	71,497,020

Total liabilities and stockholder’s equity	$329,308,033	$344,022,229

See accompanying notes to condensed financial statements.

Lazy Days’ R.V. Center, Inc., a wholly owned subsidiary of LD Holdings, Inc.
Condensed Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Revenues
New vehicle	$100,456,710	$100,069,833	$347,690,303	$363,555,967
Pre-owned vehicle	44,807,301	55,267,427	191,344,703	205,828,230
Parts, service and other	6,012,372	9,087,640	28,993,313	31,401,295
Finance and insurance	4,396,095	4,058,384	16,193,861	16,240,431
Rally Park	125,602	144,337	1,184,879	1,206,495
Other	359,854	337,826	1,349,626	627,570

Total revenues	156,157,934	168,925,447	586,756,685	618,859,988

Cost of revenues
New vehicle	92,016,607	91,484,123	316,542,683	330,605,312
Pre-owned vehicle	39,806,706	48,699,566	170,342,799	181,303,187
Parts, service and other	2,264,925	4,185,645	11,897,342	14,041,476

Total cost of revenues	134,088,238	144,369,334	498,782,824	525,949,975

Gross profit	22,069,696	24,596,113	87,973,861	92,910,013

Selling, general and administrative expenses	21,251,305	21,828,276	67,648,336	70,097,551

Income before interest expense and income taxes	818,391	2,767,837	20,325,525	22,812,462

Interest expense	5,315,467	5,260,735	15,977,027	15,917,054

Income (loss) before income taxes	(4,497,076)	(2,492,898)	4,348,498	6,895,408

Income tax expense (benefit)	(1,741,857)	(956,451)	1,682,869	2,675,533

Net income (loss)	$(2,755,219)	$(1,536,447)	$2,665,629	$4,219,875

See accompanying notes to condensed financial statements.

Lazy Days’ R.V. Center, Inc., a wholly owned subsidiary of LD Holdings, Inc.
Condensed Statements of Cash Flows (Unaudited)
	Nine Months Ended
	September 30, 2006	September 30, 2005
Cash flows from operating activities
Net income	$2,665,629	$4,219,875
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property and equipment	2,390,279	2,124,401
Depreciation of rental vehicle inventory	430,128	2,860,069
Amortization of intangible costs	1,850,625	3,200,624
Amortization and write-off of loan and other costs	1,141,032	871,468
Amortization of discount on long-term debt	171,375	194,509
Gain on sale of property and equipment	(2,519)	(1,451)
Loss on debt extinguishment	--	95,200
Reserve for chargebacks	157,000	146,000
Deferred income taxes	(643,671)	(1,333,827)
Change in assets and liabilities
Receivables	4,459,961	(3,943,910)
Inventories	10,281,986	4,670,852
Prepaid expenses and other	53,095	(69,365)
Refundable income taxes	491,266	7,503,869
Other assets	30,630	(16,169)
Accounts payable, accrued interest, other accrued expenses
and customer deposits	1,511,479	(2,768,427)
Income taxes payable	500,274	1,133,509
Deferred rent	(61,448)	(61,448)

Net cash provided by operating activities	25,427,121	18,825,779

Cash flows from investing activities
Proceeds from sale of property and equipment	15,982	11,905
Purchases of property and equipment	(2,937,429)	(3,884,849)

Net cash used in investing activities	(2,921,447)	(3,872,944)

Cash flows from financing activities
Net payments under floor plan	(19,014,834)	(12,116,633)
Repayment of long-term debt	--	(1,449,741)

Net cash used in financing activities	(19,014,834)	(13,566,374)

Net change in cash	3,490,840	1,386,461

Cash at beginning of period	4,726,164	5,103,556

Cash at end of period	$8,217,004	6,490,017

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$11,770,186	11,514,186
Cash paid during the period for income taxes	1,335,000	(4,628,018)
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

Certain amounts in the statement of cash flows for 2005 have been reclassified to conform to the presentation of the 2006 statement of cash flows. The reclassifications had no impact on net operating cash flows as previously reported.

NOTE 2 - RECEIVABLES

Receivables consist of the following:
	September 30, 2006	December 31, 2005

Contracts in transit and vehicle receivables	$9,524,233	$15,522,299
Manufacturer receivables	6,789,329	5,419,335
Finance and other receivables	1,420,166	1,192,790

	17,733,728	22,134,424

Less: Allowance for doubtful accounts	338,822	279,557

	$17,394,906	$21,854,867

Contracts in transit represent receivables from financial institutions for the portion of the vehicle sales price financed by the Company’s customers through financing sources arranged by the Company.

Lazy Days’ R.V. Center, Inc., a wholly owned
subsidiary of LD Holdings, Inc.
Notes to Condensed Financial Statements

NOTE 3 - INVENTORIES

Inventories consist of the following:
	September 30, 2006	December 31, 2005

New recreational vehicles	$53,047,669	$62,449,704
Pre-owned recreational vehicles	24,874,222	25,822,589
Parts, accessories and other	1,726,057	1,250,745

	79,647,948	89,523,038

Less: LIFO reserve	2,980,126	3,709,236

	76,667,822	85,813,802

Rental recreational vehicles, less accumulated depreciation of $53,585 in 2006 and $367,956 in 2005	11,756	1,577,890

	$76,679,578	$87,391,692

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

Intangible assets and the related accumulated amortization are summarized as follows:
	September 30, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Manufacturer relationships	$26,700,000	$1,585,312	$26,700,000	$1,084,687
Non-compete agreement	9,000,000	4,275,000	9,000,000	2,925,000
Customer database	3,600,000	3,600,000	3,600,000	3,600,000

	39,300,000	9,460,312	39,300,000	7,609,687

Unamortizable intangible assets:
Trade names and trademarks	46,000,000	--	46,000,000	--

	$85,300,000	$9,460,312	$85,300,000	$7,609,687

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

Amortizable expense for intangible assets for the three and nine-month periods ended September 30, 2006 was $616,875 and $1,850,625, respectively, compared to $616,875 and $3,200,624 for the three and nine-month periods ended September 30, 2005. Estimated amortization expense for the three-month period ending December 31, 2006 and for each of the subsequent five years ending December 31 is: 2006 (six-months) - $616,875, 2007 - $2,467,500, 2008 - $2,467,500, 2009 - $1,342,500 and 2010 - $667,500.

Lazy Days’ R.V. Center, Inc., a wholly owned
subsidiary of LD Holdings, Inc.
Notes to Condensed Financial Statements

NOTE 5 - FLOOR PLAN NOTES PAYABLE

The Company maintains a floor plan financing agreement (the"Floor Plan Credit Facility") with two financial institutions, collateralized by new and pre-owned recreational vehicles aggregating up to $85,000,000. The entire facility may be used to finance new vehicle inventory but only up to $26,000,000 may be used to finance pre-owned vehicle inventory. The agreement also permits the Company to use floor plan credit to finance new vehicle inventory to be leased by the Company (“rental vehicle inventory”). Borrowings are not to exceed $5,000,000 in the aggregate for rental vehicle inventory or $35,000 per unit. The financial institutions collateralize all vehicles purchased under these agreements and all receivables generated from the sale of these vehicles. The interest rate charged (8.08% at September 30, 2006) is based on the prime rate or LIBOR. Principal is due upon the sale of the respective vehicle.

The Company’s floor plan notes payable are subject to certain financial and restrictive covenants including debt service coverage ratio; current ratio; and limitations on lease rentals, certain executive compensation, capital expenditures, accounts payable, additional debt, liens, dividends, distributions, certain restricted investments, and certain other corporate activities, all as defined in the credit agreement. The Company was in compliance with all covenants or had obtained a waiver at September 30, 2006.

Interest expense on the floor plan notes payable for the three and nine-month periods ended September 30, 2006 was $996,479 and $3,024,213, respectively, compared to $790,482 and $2,444,400 for the three and nine-month periods ended September 30, 2005.

NOTE 6 - LONG-TERM DEBT

Long-term debt consists of the following:
	September 30, 2006	December 31, 2005

11.75% Senior Notes, due 2012, less unamortized discount of $1,293,475 in 2006 and $1,465,224 in 2005	$144,109,525	$143,938,150

Less: Current maturities	3,375,000	147,374

Total long-term debt	$140,734,525	$143,790,776

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

The Company is required to offer to repurchase Senior Notes from all holders, on a pro rata basis, to the extent of 50% of the Company’s free cash flow, as defined, for any six-month period ending on either June 30 or December 31 of any fiscal year. To the extent the Company’s free cash flow for any six-month period is less than $1.0 million, the Company may elect not to make a free cash flow offer for such period and, in lieu thereof, add such free cash flow to the amount of free cash flow for the next succeeding six-month period. The Company’s estimated free cash flow for the six-month period ended June 30, 2006 (including a carryover of $160,000 for the six months ended December 31, 2005) was recorded as a current maturity of long-term debt. In October, the offer was completed for $3,652,927, consisting of $3,399,000 in bond redemption, a $101,940 redemption premium and $151,987 in accrued interest.

Interest expense and related costs on long-term debt for the three and nine-month periods ended September 30, 2006 was $4,318,988 and $12,952,814, respectively, compared to $4,470,253 and $13,472,654 for the three and nine-month periods ended September 30, 2005.

The Company also maintains a senior secured revolving line of credit facility (the “Revolver”) which was amended on September 29, 2006 in anticipation of replacing the Revolver with another credit facility. The amendment eliminates the prepayment premium and unused line fee, provides for a change in the maturity date from May 14, 2009 to September 29, 2007 and modifies the minimum EBITDA covenant, as defined. The facility now limits borrowings up to $2.8 million, as defined, which includes a $2.8 million sub-facility for the issuance of letters of credit. The Company had outstanding letters of credit amounting to $2.8 million at September 30, 2006.

NOTE 7 - SUBSEQUENT EVENT

On October 12, 2006, the Company amended its lease and inventory consignment agreement with I-4 Land Holding Limited Company (“Landlord”), a related party.

The lease was amended to permit the Landlord to purchase certain of the Company’s buildings located on land leased by the Company from the Landlord as part of an asset purchase agreement, and accordingly reduce rents owed by the Company to the Landlord by an aggregate of $2.7 million during 2006, 2007 and 2008. The lease amendment also gives the Company a right to purchase certain adjacent land currently rented by a third party. Finally, the lease agreement and asset purchase agreement provides the Company with $11.6 million of cash, preserves its business use of all the leased real property and significantly reduces the Company’s lease obligation without increasing the existing lease term. The Company will utilize a portion of the cash proceeds to pay down the floor plan notes payable.

The amendment to the inventory consignment agreement provides annual payments by the Company to the Landlord and includes more detailed termination provisions, as defined. The Company is currently evaluating the appropriate accounting for this transaction.

Lazy Days’ R.V. Center, Inc., a wholly owned
subsidiary of LD Holdings, Inc.
Notes to Condensed Financial Statements

NOTE 8 - LD HOLDINGS AND RV ACQUISITION

The balance sheets of LD Holdings, a wholly owned subsidiary of RV Acquisition, consisted of the following:
	September 30, 2006	December 31, 2005
ASSETS
Investment in Lazy Days' R.V. Center, Inc.	$74,162,649	$71,497,020

STOCKHOLDER’S EQUITY
Common stock, Class A	$1	$1
Paid-in capital	67,000,000	67,000,000
Retained earnings	7,162,648	4,497,019

Total stockholder’s equity	$74,162,649	$71,497,020

The balance sheets of RV Acquisition consisted of the following:

	September 30, 2006	December 31, 2005
ASSETS
Investment in LD Holdings	$174,162,649	$71,497,020

LIABILITIES
Due to Lazy Days' R.V. Center, Inc.	$51,372	$--

STOCKHOLDER’S EQUITY
Preferred stock, Series A, including accrued dividends of $23,653,232 in 2006 and $15,340,912 in 2005	85,605,022	77,340,912
Common stock, $.01 par value	49,947	50,000
Paid-in capital	4,941,771	4,950,000
Accumulated deficit	(16,485,463)	(10,843,892)

Total stockholder's equity	74,111,277	71,497,020

Total liabilities and stockholder’s equity	$74,162,649	$71,497,020

NOTE 9 - EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS ON THE FINANCIAL STATEMENTS WHEN ADOPTED IN A FUTURE PERIOD

In July 2006, the Financial Accounting Standards Board issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation revises the recognition test for tax positions taken in tax returns such that a tax benefit is recorded only when it is more likely than not that the tax position will be allowed upon examination by taxing authorities. The amount of such a tax benefit to be recorded is the largest amount that is more likely than not to be allowed. Any reduction in deferred tax assets or increase in tax liabilities upon adoption will correspondingly reduce retained earnings. The Company has not yet determined the effect of adopting FIN 48 which is effective for the Company’s next fiscal year commencing January 1, 2007.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulleting (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary “correcting” adjustments recorded to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustments recorded to the opening balance of retained earnings only if material under the dual method. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The Company does not expect the adoption of SAB 108 to have a material impact on the Company’s consolidated financial position or results of operations.

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

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005 (unaudited)

Revenues. Revenues decreased $12.8 million to $156.2 million in the three months ended September 30, 2006 from $169.0 million in the comparable period in 2005. Total units decreased 461 units from 2005. In 2006, we experienced lower volume in both new and pre-owned motorized and towable unit sales, as compared to the prior year. Pre-owned unit sales represented $10.5 million of the decrease with parts, service and other making up $3.1 of the decrease. This decrease was partially offset by an increase in new unit sales of $0.4 million.

New Unit Sales. Sales of new vehicles increased $0.4 million to $100.5 million in the three months ended September 30, 2006 from $100.1 million in the comparable period in 2005. This increase of new vehicle sales was a result of a higher number of high-end units sold as compared to the prior year. Overall, new units were down 246 units from 970 units in the three months ended September 30, 2005 to 724 units in the comparable period in 2006. The decrease in unit sales was driven by travel trailers, specifically 247 bulk units, as well as Class A gas and Class C units as compared to the prior year.
	Three Months Ended
	September 30, 2006	September 30, 2005

Class A - Diesel	297	285
Class A - Gas	106	139
Class C	69	87

Total Motorized	472	511

Fifth Wheel	133	119
Travel Trailer	119	340

Total Towable	252	459

Total New Units	724	970

Pre-Owned Unit Sales. Sales of pre-owned vehicles decreased $10.5 million to $44.8 million in the three months ended September 30, 2006 from $55.3 million in the comparable period in 2005. Unit sales of pre-owned units decreased 215 units from 919 in the three months ended September 30, 2005 to 704 units in the comparable period in 2006. This decrease was primarily attributable to a 119 unit decline in returned rental unit travel trailer sales as well as decreases in Class A diesel and gas of 50 and 32 units respectively.
	Three Months Ended
	September 30, 2006	September 30, 2005

Class A - Diesel	200	250
Class A - Gas	168	200
Class C	65	82

Total Motorized	433	532

Fifth Wheel	77	72
Travel Trailer	120	263
Other	74	52

Total Towable	271	387

Total Pre-Owned Units	704	919

Parts, Service and Other Revenues. Parts and service revenues decreased $3.1 million to $6.0 million in the three months ended September 30, 2006 from $9.1 million in the comparable period in 2005.

Finance and Insurance Related Revenues. Finance, insurance and extended warranty related revenues increased from $4.1 million in the three months ended September 30, 2005 to $4.4 million in the comparable period in 2006. The increase in finance and insurance related revenues were primarily attributable to an improved finance penetration and an increase in the average margin per unit financed offset somewhat by the decrease in units available for financing. Chargebacks were also down quarter over quarter.

Gross Profit. Gross profit consists of gross revenues less our cost of sales and services. Gross profit decreased $2.5 million from $24.6 million in the three months ended September 30, 2005 to $22.1 million in the comparable period in 2006. Gross profit margin decreased from 14.5% in the three months ended September 30, 2005 to 14.1% in the comparable period in 2006. The decrease in gross profit was primarily due to $2.2 million decrease in new and pre-owned vehicle gross profit, as well as a $0.6 million decrease in Parts, Service and Other, partially offset by a $0.3 million increase in other revenues. New and pre-owned vehicle gross profit decrease was due to the volume decline.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, including depreciation and amortization, decreased from $21.8 million in the three months ended September 30, 2005 to $21.3 million in the comparable period in 2006. This decrease was primarily due to a decrease in salary, commissions and benefits due to lower unit sales and margin and lower customer accommodation expense.

Operating Profit. Operating profit represents our gross profit, less selling, general and administrative expenses including depreciation and amortization. Operating profit decreased from $2.8 million in the three months ended September 30, 2005 to $.8 million in the comparable period in 2006. This decrease was due to a reduction in gross profit driven primarily by the decline in units sales quarter over quarter.

Interest Expense—Floor Plan Credit Facility. Interest expense on our floor plan credit facility approximated $0.8 million in the three months ended September 30, 2005 and $1.0 million in the comparable period in 2006. The decline in the average borrowings outstanding under the floor plan credit facility was offset by the increase in interest rates..

Other Interest Expense. Other interest expense was related to interest expense under our Senior Notes. Other interest expense decreased from $4.5 million in the three months ended September 30, 2005 to $4.3 million in the comparable period in 2006.

Income Tax Expense. Income tax benefit approximated $1.0 million in the three months ended September 30, 2005 compared to $1.7 million in the comparable period in 2006.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005 (Unaudited)

Revenues. Revenues decreased $32.1 million to $586.8 million in the nine months ended September 30, 2006 from $618.9 million in the comparable period in 2005. Total new and pre-owned units sold decreased 974 units from 2005. In 2006, we experienced decreased volume in both motorized and towable units, as compared to the prior year. New unit sales contributed $15.9 million to the decline while pre-owned vehicle sales contributed $14.5 million, in addition, parts and service revenues decreased by $2.4 million; other revenues increased $0.7 million.

New Unit Sales. Sales of new vehicles decreased $15.9 million to $347.7 million in the nine months ended September 30, 2006 from $363.6 million from the comparable period in 2005. The decrease of new vehicle sales was due to a decrease of $3.6 million of rental income and a 422 unit decline in new unit sales from 2,993 units in the nine months ended September 30, 2005 to 2,571 units in the comparable period in 2006. Class A diesel and Class A gas units decreased 7.0% and 25.2%, respectively. We continued to receive rental income from rental units leased during the 2004/2005 hurricane season through May 2006 when the leases ended. New unit sales by class in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 is summarized as follows:
	Nine Months Ended
	September 30, 2006	September 30, 2005

Class A - Diesel	1,032	1,104
Class A - Gas	424	567
Class C	276	246

Total Motorized	1,732	1,917

Fifth Wheel	463	495
Travel Trailer	376	581

Total Towable	839	1,076

Total New Units	2,571	2,993

Pre-Owned Unit Sales. Sales of pre-owned vehicles decreased $14.5 million to $191.3 million in the nine months ended September 30, 2006 from $205.8 million in the comparable period in 2005. Unit sales of pre-owned vehicles, excluding wholesale units, decreased 552 units from 3,411 units in the nine months ended September 30, 2005 to 2,859 units in the comparable period in 2006. Pre-owned travel trailers decreased 370 units from the comparable period in 2005, which was primarily driven by 388 fewer sales of returned rental units. Pre-owned unit sales by class in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 is summarized as follows:
	Nine Months Ended
	September 30, 2006	September 30, 2005

Class A - Diesel	891	917
Class A - Gas	702	826
Class C	261	311

Total Motorized	1,854	2,054

Fifth Wheel	308	322
Travel Trailer	419	789
Other	278	246

Total Towable	1,005	1,357

Total Pre-Owned Units	2,859	3,411

Parts, Service and Other Revenues. Parts and service revenues in the nine months ended September 30, 2006 decreased $2.4 million to $29.0 million from $31.4 million to the comparable period in 2005

Finance and Insurance Related Revenues. Finance, insurance and extended warranty related revenue was relatively flat at $16.2 million in the nine months ended September 30, 2006 compared to $16.2 million for the same period in 2005. This was due to improved finance penetration ratios and improved extended warranty and aftermarket sales offset by decreased financing opportunities resulting from the decline in overall unit sales.

Gross Profit. Gross profit consists of gross revenues less our cost of sales and services. Gross profit decreased from $92.9 million in the nine months ended September 30, 2005 to $88.0 million in the comparable period in 2006. Gross profit margin percentage was consistent at 15.0% in the nine months ended September 30, 2006 to the comparable period in 2006. The decease in gross profit was primarily due to a $2.2 million decrease in pre-owned vehicle gross profit and a $3.5 million decline in new vehicle gross profit, offset by a slight $0.1 million increase in parts & service and other gross profit and an increase in other revenue of $0.7 million; primarily resulting from advertising income from our magazine.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, including depreciation and amortization, decreased $2.5 million from $70.1 million in the nine months ended September 30, 2005 to $67.6 million in the comparable period in 2006. This decrease was primarily due to decreases in salaries, commissions and benefits due to lower unit sales; offset by increases in insurance costs, utilities and maintenance costs.

Operating Profit. Operating profit represents our gross profit, less selling, general and administrative expenses including depreciation and amortization. Operating profit decreased from $22.8 million in the nine months ended September 30, 2005 to $20.3 million in the comparable period in 2006. This decrease was due to the decrease in gross profit offset by decreased selling, general and administrative expenses.

Interest Expense—Floor Plan Credit Facility. Interest expense on our Floor Plan Credit Facility increased from $2.5 million in the nine months ended September 30, 2005 to $3.0 million in the comparable period in 2006. This was attributable to an increase in applicable interest rates under the Floor Plan Credit Facility due to increases in short-term interest rates during the period.

Other Interest Expense. Other interest expense was related to interest expense under our Senior Notes. Other interest expense decreased from $13.5 million in the nine months ended September 30, 2005 to $13.0 million in the comparable period in 2006.

Income Tax Expense. Income tax expense decreased from $2.7 million in the nine months ended September 30, 2005 to $1.7 million in the comparable period in 2006.

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

Operating Activities. Net cash provided by operating activities during the nine months ended September 30, 2006 was equal to $25.4 million, compared with net cash provided by operating activities of $18.8 million during the comparable period in 2005. This increase in net cash provided by operating activities for 2006 was primarily the result of a decrease in inventories, accounts receivables and accounts payable offset by a decrease in refundable income taxes and rental depreciation and amortization.

Investing Activities. Net cash used in investing activities was $2.9 million during the nine months ended September 30, 2006, compared with net cash used in investing activities of $3.9 million during the comparable period in 2005. The decrease in net cash used in investing activities during the nine month period ended September 30, 2006 versus 2005 was attributable to a decrease in purchases of property and equipment.

Financing Activities. Net cash used in financing activities during the nine months ended September 30, 2006 was $19.0 million, compared to $13.6 million during the comparable period in 2005. The change was due to increased net payments under our Floor Plan Credit Facility in 2006.

Working Capital. Working capital, including cash and cash equivalents, totaled approximately $24.8 million at September 30, 2006. We maintain sizable inventories in order to meet the expectations of our customers, and believe that we will continue to require working capital consistent with past experience. Historically, we have funded our operations with internally generated cash flow and borrowings. Changes in our working capital are driven primarily by our profit levels.

Our principal sources of funds are cash flows from operating activities and available borrowings under our senior secured revolving credit facility and Floor Plan Credit Facility. As of September 30, 2006 , we had $85.0 million of borrowing capacity and $29.4 million of availability under our Floor Plan Credit Facility.

Based on current facts and circumstances, we believe we have adequate cash flow coupled with borrowing capacity under our Floor Plan Credit Facility to fund our current operations and capital expenditures budgeted for 2006.

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

The Company also maintains a senior secured revolving line of credit facility (the “Revolver”) which was amended on September 29, 2006 in anticipation of replacing the Revolver with another credit facility. The amendment eliminates the prepayment premium and unused line fee, provides for a change in the maturity date from May 14, 2009 to September 29, 2007 and modifies the minimum EBITDA covenant, as defined. The facility now limits borrowings up to $2.8 million, as defined, which includes a $2.8 million sub-facility for the issuance of letters of credit. The Company had outstanding letters of credit amounting to $2.8 million at September 30, 2006.

As of September 30, 2006, our capital expenditures approximated $2.9 million for the nine-month period ended September 30, 2006. Our Revolver and Floor Plan Credit Facility limits our ability to make capital expenditures in excess of $5.0 million per annum.

Based on current estimates, management believes that the amount of capital expenditures permitted to be made under our Revolver and Floor Plan Credit Facility will be adequate to grow our business according to our business strategy and to maintain the properties and business of our continuing operations.

On October 12, 2006, the Company received $11.6 million of cash in connection with amending its lease with I-4 Land Holding Limited Company (“Landlord”), a related party, and selling certain buildings located on land leased by the Company from the Landlord. The Company will utilize a portion of the cash proceeds to pay down the Floor Plan Credit Facility.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rates. We are exposed to market risk from changes in the interest rates on a portion of our outstanding indebtedness. Outstanding balances under our senior secured revolving credit facility bear interest at a variable rate on prime or LIBOR as adjusted each interest period. There were no borrowings outstanding at September 30, 2006 under our senior shares revolving credit facility. Amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on prime or LIBOR as adjusted each interest period. As of September 30, 2006, based on the aggregate amount of $55.3 million outstanding under our Floor Plan Financing Facility as of such date, a 100 basis point change in interest rates would have changed our annual floor plan interest expense by approximately $0.6 million.

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

Inflation. Although we cannot accurately anticipate the effect of inflation on our operations, currently, we do not believe that inflation risks are material to our business, results of operations or cash flows.

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

ITEM 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2006. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to our Company, is made known to the chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by our Company in the reports that we file or submit, or would have filed or submitted, under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms..

No change in our internal control over financial reporting occurred during the three and nine-months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

ITEM 4. Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5. Other Information

Charles Thibault, the Company’s Chief Financial Officer, has retired effective October 2, 2006. The company is actively recruiting for a replacement.

ITEM 6. Exhibits

31.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lazy Days’ R.V. Center, Inc.

              /s/ John Horton
By:    John Horton
Title: Chief Executive Officer
          and Chief Financial Officer

EXHIBIT INDEX

Number	Description of Exhibits
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002