Form 10-K
period 2006-12-31
Lazy Days R.V. Center, Inc.
filed 2007-04-02
CIK 1296937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2006

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

              Yes  ☒    No  ☐

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

        Large accelerated filer☐ Accelerated filer☐ Non accelerated filer☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act.):
Yes  ☐    No  ☒

As of March 31, 2007, the registrant had 100 shares of common stock outstanding 100% of which is held by LD Holdings, Inc.

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

PART I

ITEM 1. BUSINESS

Our Company

We are the largest single site recreational vehicle (“RV”) retailer in the world. In 2006, we sold 6,875 new and pre-owned RVs in the retail market, including Class A motor homes, Class C motor homes, conventional trailers and fifth-wheel trailers. Class A motor homes are the highest priced class of vehicles in the RV industry and represented 84% of our 2006 new RV revenues. We also generate revenue from commissions earned on vehicle financing and insurance products we sell on behalf of third-party providers, from the service, maintenance and repair of RVs, from daily fees paid by customers who utilize our Rally Park campground facilities and rental revenue from our temporary housing rental program. We operate on a 126-acre site near Tampa, Florida that attracts more than 250,000 visitors annually. We generated 2006 revenues of $757.3 million.

One of our primary strategies is to create “Customers for Life” by offering a unique purchasing experience that combines the largest single site RV inventory in the world, our one of a kind scenic facility with multiple amenities and our focused, process oriented approach to servicing the customer. Building a welcoming atmosphere that caters to the RV enthusiast community is an intangible element critical to our success, and our philosophy is thoroughly ingrained in and continually reinforced throughout our corporate culture at every level. Our unique customer focused business model has resulted in a loyal, stable and growing customer base and an unrivaled reputation within the RV community. Our ability to generate a significant portion of our annual unit sales from repeat business and word-of-mouth referrals is testimony to the success of this approach.

To enhance our customers’ RV experience, we have developed our facilities with their needs in mind and as a result our site has become a destination location for RV owners throughout the United States, Mexico and Canada. Our facilities feature a number of unique attractions including a 1,200-site outdoor show space of new and pre-owned RVs, a 230-bay RV servicing facility with a 6,600 sq. ft. Customer Service Pavilion that includes a professional full-time concierge station, complimentary Starbucks coffee concession, luxurious seating areas, flat screen televisions and wireless internet connections. At our 299-site Rally Park, we hold over 100 rallies each year and provide our visitors the opportunity to meet and spend time with other RV enthusiasts. In addition, visitors to our site can enjoy complimentary meals at our Italian style Café or visit our Learning Center for complimentary seminars. Customers who have purchased a high-end Class A motor home enjoy the exclusive services and amenities of our Crown Club facility and all other buyers become a member of our exclusive Club LazyDays. Finally, there are additional attractions located adjacent to our facilities that appeal to RV owners including a Camping World retailer, a Flying J Travel Plaza and a Cracker Barrel restaurant. These features and our customer focused philosophy cater to the RV enthusiast community and have allowed us to attract potential RV purchasers from across the United States. In 2006, 36% of our unit sales were to customers that reside outside the state of Florida.

  Unique Business Model and Customer Focus. Our business model was developed to serve our customers and create “Customers for Life.” An RV purchase is often one of our customers’ most significant purchase decisions and one that we strive to make enjoyable. Our philosophy provides for a unique customer experience to ensure satisfaction and generate loyalty. Additionally, we offer numerous amenities to visitors and customers at our site whether or not they are actively seeking to purchase an RV. We believe our unique business model has allowed Lazydays to become a destination site for RV enthusiasts and RV purchasers from all over North America.
  Process Driven Sales Organization. We have a talented and experienced sales organization with approximately 150 sales professionals. Our sales professionals benefit from at least one hour of training each business day on specific product features and selling techniques. Our sale professionals’ compensation structure is 100% commission based and is driven by profit achievement and customer satisfaction ratings. Each salesperson follows a carefully scripted process which we have developed over time. Our sales process begins with a customer interview to determine which products will appeal to the customer. The salesperson then escorts the customer through the product selection process by touring our facilities and focusing the customer on three to five specific models the sales person determined best meets the customer’s needs. Once a selection is made, the salesperson coordinates with the desk manager to value the customer’s trade-in, if applicable, and determine the sales price. We contact each customer, on average, eight times within the first twelve months following their purchase to ensure satisfaction and create customer loyalty. In 2006, $694.2 million of our revenues were generated from sales of new and pre-owned RVs.
  Finance and Insurance Product Sales. Upon completion of the sale negotiation, the customer is escorted to a business manager who documents the purchase and offers third-party financing, insurance and warranty products. In 2006, approximately 55.2% of our customers obtained their vehicle financing through Lazydays, the interest on which is often tax deductible as a person’s primary or secondary residence. We arrange financing from eleven lending institutions and offer insurance products from seven insurance underwriters. In 2006, $21.2 million of our revenues were generated from commissions on third-party finance and insurance products.

  Value-Added Customer Benefits and Customer Dedication. We provide each of our customers complimentary benefits with an RV purchase that we estimate have an aggregate value of over $8,000. Our delivery team performs a 130-point inspection of every motor home and a 100-point inspection for every towable vehicle. We also provide our customers with an optional driver confidence course, assistance in registering and obtaining title for their RV, a complimentary one year membership in various RV clubs and campgrounds and discounts at retailers frequented by RV enthusiasts.

  Marketing. The most important component of our marketing effort is word-of-mouth marketing among our customers and other RV enthusiasts. We actively cultivate referrals from our customers with our proprietary “Friends and Family” referral program. Their referral efforts are acknowledged on our “Wall of Honor”, which prominently displays their names. We target multiple direct marketing efforts at prospective buyers utilizing our proprietary database of 2,000,000 street addresses and 100,000 email addresses for current and potential RVers in order to drive in-person visits and telephone contacts. We have a print advertising campaign in camping and RV magazines. In 2006, we launched Lazydays RV Showcase magazine. The magazine is published every two months and targets RV owners and aspirants. Our largest source of customer traffic is our website, www.lazydays.com, which features real-time displays of our inventory updated automatically every 10 minutes and offers customers an opportunity to browse our current product selection. These multi-faceted marketing initiatives generate significant customer traffic.

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

  CrownClub. Our CrownClub facility opened in December 2003 as an additional exclusive benefit to our customers who purchase a high-end (approximately $300,000 and above) Class A motor home. CrownClub qualifying new and pre-owned unit purchasers receive membership privileges, of three and two years, respectively, which we believe helps to motivate our customers to trade-in on a more frequent basis. CrownClub membership offers access to 43 premier service bays and a 17,000 square foot clubhouse, including a lounge, dining room, library, business center and swimming pool. CrownClub members enjoy complimentary upscale meals and our full-service bar. Members also receive other amenities such as an exterior wash upon service completion, invitations to CrownClub reunions held at exclusive RV resorts throughout the U.S. and certificates for 20 free nights at RallyPark.  As of December 31, 2006, we had more than 2,640 CrownClub members.

  Club Lazydays. In 2006 we introduced Club Lazydays, a one of a kind club that provides exclusive benefits to anyone who purchases an RV from us.  Benefits include a luxurious Service Pavilion; a dedicated toll free number for member assistance; complimentary breakfast and lunch; a personal service advisor; invitations to Club rallies; discounts on stays at RallyPark,  and affiliated membership to other RV clubs such as Thousand Trails, Family Motor Coach Association, Camping World President’s club and other product specific clubs.

  RallyPark. RallyPark is a 299-site RV campground located at the Lazydays facility. Each site offers wireless internet access, utilities, cable TV and a morning newspaper. More than 100 rallies are held at RallyPark each year and we believe RallyPark is the preferred rally site for many national, regional and state RV clubs. Our 12,000 square foot climate-controlled RallyCenter can accommodate up to 500 people and is utilized for dinners, meetings, award ceremonies and live entertainment. We also offer a screened and heated swimming pool and Jacuzzi, tennis courts, horseshoe pits and shuffleboard lanes for our guests. In 2006, $1.5 million of our revenues were generated from fees charged to RallyPark guests.

  Quality Service and Repair Programs. We have a 230-bay servicing area including 40 premier Crown Club bays and what we believe is the largest RV collision repair center in the U.S. We also offer other special services that are performed in our cabinet shop, chassis shop, windshield repair shop and upholstery shop. Our staff is highly qualified and has over 98 of an estimated 400 RVIA/RVDA Certified and Master Certified technicians in the state of Florida. We have an extensive parts inventory which, as of December 31, 2006, was approximately $1.7 million and we have access to many hard-to-find parts. In 2006, $38.8 million of our revenues were generated from service and repair.

  Premier Customer Profile. Our business model allows us to seek and maintain “Customers for Life.” Our target customers are RV enthusiasts who we believe represent the substantial majority of our customer base and differ from recreational RV consumers in that they are seeking a lifestyle centered on the RV. RV enthusiasts are typically financially secure couples in the 55-74 year-old age group who are seeking an RV lifestyle that involves frequent travel, substantial time living in their RV and the opportunity for interaction with other RV enthusiasts. Approximately 70% of our customers seek to trade-in an RV, and many of our RV enthusiast customers are purchasing their third or fourth RV and may use their RV as their primary residence. We are intently focused on improving the likelihood that when an RV enthusiast does purchase an RV they purchase it from Lazydays. Our continuing success in this endeavor was demonstrated by the 22% of our unit sales which were generated from repeat customers in 2006. Our customers generally purchase RVs at higher price points, as evidenced by our average purchase price for retail sales of $100,973 in 2006 compared to an industry average of approximately $37,373 in 2006. We also believe our name and reputation are being disseminated to other RV enthusiasts within this community.

  Economies of Scale. We believe that we generate approximately three times the revenue of the next largest single-site dealership. We offer over 150 distinct new RV models, including Class A motor homes, Class C motor homes, conventional trailers and fifth-wheel trailers, which we believe is the broadest product offering at any single-site retailer. Our 1,200-site outdoor show space includes new products from leading manufacturers, including Monaco Coach Corporation, Fleetwood Enterprises, Inc., Winnebago Industries, Inc., Carriage, Inc., Thor Industries, Inc., National RV Holdings, Inc., Glendale RV, Forest River RV, Inc. and Tiffin Motor homes, Inc. We attract potential RV purchasers from across the United States, as evidenced by the 54% of our Class A unit sales in 2006 made to customers that reside outside the state of Florida. Our scale also allows us to provide one-stop shopping for our customers by offering competitive third-party financing, insurance and warranty products. Approximately 70% of our customers seek to trade-in an RV which provides us with a consistent supply of pre-owned vehicles to offer our customers. Finally, the wholesale network of over 1,500 dealers that we have developed since 1994 provides us with a reliable system for managing our pre-owned inventory and allows us to accept and accurately value customer trade-ins.

  Favorable Relationships with Manufacturers. We believe our supplier relationships are excellent. In 2006, we were the largest retailer for five of the nine manufacturers represented by our new RV product offering. Our product offering of Class A motor homes represents manufacturers that command a 67% share of the U.S. Class A market. The manufacturers we represent have over 26 full-time sales and service representatives stationed at our site to educate our sales force, assist customers in their purchase decision and assist in servicing vehicles. We have favorable multi-year contracts which provide exclusive geographical distribution rights for many manufacturers’ products, ranging from the Tampa, Florida area to the southeastern United States. We have maintained long-term relationships with these manufacturers across various levels within each organization, ranging from frequent management contacts to manufacturer production personnel visiting our facilities to assist in delivering RVs and addressing quality issues.

  Experienced Management Team. We are led by an experienced management team with our top 7 managers having an aggregate 70 years experience in the RV industry and average tenure at the Company of 7 years. Our team has extensive retail sales, marketing, operations and financial experience and is skilled at driving growth and creating a unique customer experience. Our senior management group is responsible for developing and implementing our business strategy and focusing on increasing profitability and our incentive systems ties their compensation to our financial performance.
 Business Strategy

Our principal business strategies include the following:

  Maintain High Levels of Customer Service. Our business is differentiated from other retailers due to our customer focus. We believe customer satisfaction is critical to our continued growth and profitability. Over the past ten years, we have transformed our business from a large RV retailer into an RV enthusiast destination site through the development of our sales and service processes and our one of a kind facilities including, most recently, the addition of our Customer Service Pavilion, Café and LearningCenter and remodeling of our sales offices. We intend to continue to upgrade and enhance our facilities and to add additional site amenities to increase customer satisfaction. We believe that our customer-centric business strategy will continue to attract visitors and allow us to grow our RV enthusiast customer base.
  Favorable Demographics. We believe the aging of the “baby boomer” generation will result in substantial increases in RV sales over the next 5-10 years. Overall RV ownership rates have historically been highest in the 55-64 year-old age group with penetration rates of approximately 14%. This age group is expected to grow 45% from 2002 to 2010. Our management team believes our existing 126-acre site can accommodate a 55% increase in annual RV deliveries and we plan to continue to expand our product offering to include additional manufacturers’ product lines as dictated by customer preferences.

  Generate and Convert Sales Opportunities. We continually seek to increase the number of sales prospects through creative marketing initiatives including effectively utilizing and enhancing our destination location appeal, our proprietary database and website. We employ systems that continually monitor and improve nearly all of our customer interactions and all facets of our sales processes in order to increase the rate at which we convert these sales leads into RV purchases. In 2006, approximately 19% of the over 36,000 prospective customers who actively pursued an RV purchase from us actually purchased an RV. We will continue to work to improve our customer focused model by having daily training sessions with our sales force to improve sales techniques and product knowledge, ensuring that a consistent message is delivered to our customers. We will also continue to focus on high-margin sales opportunities, including Class A motor home sales and sales of finance, insurance and warranty products.

Products

Overview

RVs can be categorized into two vehicle segments: motor homes and towables. Motor homes are self-contained and are built on a motor vehicle chassis. They are designed to provide a mobile living environment for recreational, travel, or camping use. Towables are also self-contained, wheeled units designed to be towed by a motorized vehicle and are generally less expensive and smaller than motor homes.

New Vehicles

Motor homes

Class A. Class A motor homes are the largest and most luxurious motor homes. These motor homes are built on specially designed chassis and often are outfitted with amenities such as washers/dryers, security systems, TVs, DVD players, satellite dishes and hydraulic leveling systems. Newer Class A motor homes are generally equipped with multiple “slide-outs,” which allow the owner to extend the exterior walls of the RV when parked to dramatically enlarge the interior space. These motor homes range in length from 21 to 45 feet and sell for between $50,000 and over $1 million and represented 84% of our 2006 new vehicle revenues.

Diesel-powered Class A motor homes, including high line and standard diesel-motor homes, are large and luxurious vehicles with a price range of $100,000 to more than $1 million. The diesel engines of these RVs provide numerous advantages over gas engines, including greater horsepower, increased fuel mileage and longer life. High line diesel vehicles are premium Class A motor homes with diesel engines and premier living facilities and amenities. The high line vehicles are typically priced above $250,000. Standard diesel vehicles have similar engines to high line motor homes, but generally contain fewer amenities and are priced at a lower point.

Gas-powered Class A motor homes are considered entry-level Class A motor homes and are priced from $75,000 to $175,000. Class A gas products appeal primarily to the part time RVer who is looking to enjoy the RV experience at an affordable price. Built on a less robust chassis than diesel products, gas motor homes tend to offer less carrying capacity and a slightly rougher ride than diesels. Interior comfort is not sacrificed, however, as Class A gas products are available with all the high end amenities including multiple slide-outs, luxurious furnishings, flat screen TVs and satellite antennas.

Class C. Class C motor homes, also known as “mini-motor homes,” are constructed on an automotive manufactured van frame with an attached cab segment. Similar to Class A motor homes, these RVs, which range in length from 20 to 32 feet, offer full kitchen, sleeping and dining facilities and are increasingly featuring “slide-outs.” Class C motor homes sell for between $40,000 and $125,000 and represented 6% of our 2006 new vehicle revenues.

    Towables

Conventional. Conventional travel trailers range in length from 12 to 39 feet and generally include all of the facilities found in a motor home. As with all towables, an advantage of a conventional travel trailer is that it can be detached from a car, pickup truck, or van at the destination, thus making the towing vehicle available for other uses. In addition, six-cylinder engine cars are now capable of towing the newer, lightweight travel trailer models. New travel trailers, most of which can sleep up to eight people, are priced between $9,000 and $76,000 and represented 2% of our 2006 new vehicle revenues.

Fifth Wheel. Fifth-wheel travel trailers, which range in length from 21 to 42 feet, are similar to conventional travel trailers in terms of size and amenities, but the two differ in their methods of attachment to the towing vehicle. While a conventional travel trailer is designed to be mounted on a standard car, truck, or van hitch, a fifth-wheel travel trailer is attached to a pickup truck by a special hitch connected to the truck bed. This design provides greater maneuverability and reduces the overall length of the combined vehicles. Fifth-wheel travel trailers sell for between $12,000 and $100,000 and represented 6% of our 2006 new vehicle revenues.

Pre-Owned Vehicles

Sales of pre-owned RVs contributed 33% of our revenues during 2006. With approximately 70% of our customers providing a trade-in RV, we benefit from a steady, high quality flow of available pre-owned inventory. We sell our pre-owned vehicles to both retail customers and, on a wholesale basis, a network of RV and automotive dealers. Retail customer’s purchase pre-owned vehicles because they can get a high quality vehicle at a lower price. We enhance the value of pre-owned vehicles by fully servicing them before offering them for resale.

Our practice of wholesaling RVs to other dealers allows us to manage our pre-owned vehicle inventory optimally and limit our risk of carrying pre-owned vehicles for extended time periods. With access to over 1,500 dealers, we can offer higher values for trade-ins and mitigate our trade-in risk by selling slow-moving pre-owned RVs through this large dealer network.

The sales of all categories of pre-owned inventory through our wholesale network represented 8% of total pre-owned vehicle revenues in 2006. Of our total pre-owned vehicle revenues in 2006, retail sales of pre-owned Class A motor homes represented approximately 77%, retail sales of Class C pre-owned motor homes represented 6% and retail sales of pre-owned fifth wheel and conventional towables and other miscellaneous vehicles represented the remaining 9%.

Trailer Rental Program for Temporary Housing

As a result of the active Florida hurricane season in 2004, we developed a rental program which targeted displaced hurricane victims in need of temporary housing. In 2004, 682 conventional travel trailers were rented. Rental terms ranged from three to six months with extended terms available. We continued the program in 2005 and expanded rental units to include Class C motor homes. In 2005, we rented an additional 156 travel trailers and 25 Class C motor homes as temporary housing following hurricanes. Rental revenue totaled $0.9 million in 2006. At the end of 2006, we had 3 outstanding rental units. We expect this program to conclude in 2007.

Service and Repair

We operate 230 service bays, providing on site general RV maintenance and repair work to customers. The service and repair department is divided into two areas: the “make ready” process for deliveries of recently purchased new and pre-owned retail units and post-delivery service. We also maintain a body shop, cabinet shop, chassis shop and windshield repair shop with highly skilled, RVIA/ RVDA-certified technicians and specialized equipment and facilities. In addition to preparing several thousand RVs for delivery to customers each year, our service and repair operations provide general RV maintenance and repair services and manufacturer paid work performed under warranty to approximately 10,000 customers annually. Furthermore, with over $1.7 million of parts and accessories inventory, in addition to a fully stocked on-site Camping World store, Lazydays provides new and pre-owned RV buyers the option of dealer installed accessories, such as tow hitches, satellite dishes and specialized suspension systems that can be included in each buyer’s financing. Lazydays’ average service and repair customer spends approximately $1,100 per visit.

We frequently welcome customers who travel from across the country to have their vehicles serviced by our team of service and repair professionals. As a result, the service and repair department serves as a means of attracting potential customers to the Lazydays facilities and offers greater additional sales opportunities for us. Our service and repair department generated $38.8 million of revenue in 2006.

Financing and Related Services

We provide assistance to customers in arranging financing for their RV purchases through a variety of lenders. Revenues from financing, warranty and extended warranty products and related services have increased from $14.8 million in 1999 to $21.2 million in 2006.

Financing

Lazydays generates commission based revenue from its financing services by placing the loans with one of eleven independent lending institutions. The interest on these loans is often deductible to our customers as a mortgage for tax purposes for a primary or secondary residence. During 2006, approximately 55.2% of our customers obtained their vehicle financing through Lazydays. By leveraging the volume of our financing customers, we are able to negotiate favorable rates for our customers with third-party lenders. Financing fee based revenues represented approximately 65% of 2006 financing and related services revenue.

Insurance and Extended Warranties

We offer extended warranties and various insurance products for new and pre-owned RVs. As with our financing related products, we are paid a fee for placing the warranty or insurance product with one of seven different insurance underwriters. Approximately 46% of our customers purchased extended warranties during 2006, and we offer other insurance products, including tire, life and physical damage insurance. Together, revenue from insurance and warranties represented approximately 35% of our 2006 financing and related services revenue.

Rally Park and Related Services

Rally Park is our full service RV campground that includes a 12,000 sq. ft. recreation hall, screened-in heated pool and Jacuzzi, computer room and commercial kitchen facilities and exists primarily to attract visitors to Lazydays and enhance their overall experience. Our Rally Park attracts over 48,000 visitors each year and has 299 full hook-up sites which provide utilities, wireless internet access, cable TV and a morning newspaper.

More than 100 rallies were held at Rally Park in 2006, with many sponsored by us as a marketing promotion tool to create additional customer traffic. We also prominently display marketing and promotional materials throughout the park. All park guests are invited to the Café in the main building for complimentary breakfast and lunch with a shuttle service running frequently between the park and the dealership. Our 12,000 square foot climate-controlled Rally Center can accommodate up to 500 people and is utilized for dinners, meetings, award ceremonies and live entertainment. Rally Park represents an important and successful marketing tool for us. In 2006, revenues of $1.5 million in fees were generated from Rally Park visitors.

Served Markets

We generated approximately 64% of our retail deliveries from Florida residents in 2006, the third largest RV buying state in the United States, and we are by far the dominant player in the Florida market with a 40% share of Class A motor home unit sales in 2006. While we estimate that Florida is Lazydays’ primary market, we have experienced great success penetrating other markets, with unit sales to residents outside the state of Florida reaching 36% of our retail deliveries in 2006. We believe our U.S. market share in Class A motor home unit sales in 2006 was approximately 6%, and represents a substantial opportunity for further market penetration and expansion for us.

Target Customer

We estimate that approximately 70% of our customers have previously owned an RV. These customers have adopted the RV lifestyle and do not generally view RVs as luxury or recreational items, as the broader market may view them. Accordingly, for many of our customers, the RV represents a necessary purchase that will occur periodically as the time comes to trade in and upgrade the vehicle.  Consistent with their RV enthusiast lifestyle, Lazydays customers are frequently repeat purchasers. Management estimates that Lazydays’ average customer owns his or her RV three to four years before trading it in, compared to an estimated industry average of approximately seven years In addition, the RV lifestyle includes frequent social interaction between RVers that creates an environment in which word-of-mouth marketing becomes a powerful tool.

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

Our direct sales organization is comprised of eight sales managers who oversee approximately 150 salespeople, as well as managers that oversee other aspects of the sales process, such as Internet, telephone and wholesale sales, pricing and the appraisal of trade-in units. Each sales manager is responsible for a team of salespeople and is compensated based on team and Company performance goals. Additionally, each sales manager administers a relationship with a manufacturer by understanding new products and monitoring inventory levels.

Our salespeople are divided into three levels based on customer satisfaction and sales performance. Our sale professionals’ compensation structure is 100% commission based and is driven by profit achievement and customer satisfaction ratings. In 2006, our compensation per year per salesperson averaged approximately $90,000 and the top salesperson earned $200,000, which we believe is significantly higher than at other dealerships in the country, thus allowing us to attract and retain a high quality sales force. Because of the opportunities offered to our salespeople, we have historically maintained low turnover within our sales staff.

Sales Organization

Our sales team has consistently improved its success in converting sales opportunities into RV deliveries over the years, as management continuously refines the sales process. From 2000 to 2006, we improved our delivery ratio (the number of sales divided by the number of sales opportunities or “ups”) from 16.9% to 19.0%. Through the ongoing development of the sales process and training of personnel, management believes its sales force’s productivity will continue to improve.

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

We strive to ensure that our sales personnel are consistent in their approach to the customer and in their application of these tenets through extensive training. Each salesperson must complete an initial two-week customer service and sales process training program. Thereafter, all salespeople are required to attend daily one-hour product and selling skills training sessions. The emphasis on continuous training ensures that sales personnel are knowledgeable in their representation of the products and skilled in their approach to the customer.

Marketing Overview

Lazydays attracted over 250,000 visitors to its complex and generated over 36,000 sales opportunities in 2006. This traffic is generated through a comprehensive program that includes referrals, direct mail, television and print advertising, rallies and trade shows, marketing partners and the Lazydays website. All of our marketing work, including the development of strategies and concepts, the maintenance of the customer database and the design and layout of advertisements, is performed in-house, with the exception of high volume printing and television production. By performing the majority of our marketing functions internally, we are able to manage our marketing cost effectively. We spent $6.6 million on our marketing efforts in 2006, or 0.9% of total revenues, a level that is consistent with historical expenditures as a percentage of revenues.

Referrals

Customer referrals are our most productive and inexpensive advertising source. The introduction of the Lazydays Friends & Family Program in July 1997 served as a catalyst for referral based business. The program promotes referral activity by rewarding customer loyalty and referral business with awards and recognition for each referral that leads to a sale. As customers make new, qualified referrals, they receive rewards, such as complimentary stays at Rally Park for Friends & Family rallies, award certificates cash prizes. In addition, based on their number of referrals, Friends & Family members have their names prominently displayed on plaques along the Wall of Honor in the lobby of the main dealership building.

Direct Mail, Print and Television

We manage a proprietary database of approximately 2.0 million RV owners and potential owners to maintain regular mail-based contact with existing and potential customers. We have used direct mail marketing for the past ten years and email marketing for the past three years, advertise in numerous industry publications and, on a limited basis, through local television.

We design our own direct mail marketing materials in-house and have millions of postcards, posters, brochures and mailers printed each year to generate interest in our RVs. Our largest publication is our bi-monthly Lazydays RV Showcase which was launched in December 2006. Lazydays RV Showcase lists RVs for sale at Lazydays and targets the fastest growing segment of RV owners and aspirants - the baby boomer generation. The magazine has an annual circulation of 1,500,000. We also send our customers personalized notes each year for a variety of occasions, including the anniversary of an RV purchase, to maintain strong customer goodwill.

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

Rallies and Trade Shows

Rallies and trade shows serve as an ideal opportunity to market Lazydays to concentrated groups of RV enthusiasts. Hundreds of rallies and trade shows take place throughout the U.S. each year. Lazydays attends over 40 off-site rallies each year. We send sales representatives and a selection of RVs to the rallies and trade shows to promote products, answer questions and build excitement around the dealership. In addition, approximately 100 RV rallies are held each year at Rally Park in which we can exclusively display and promote our products and value-added benefits.

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

The following chart lists our primary marketing partners:

Marketing Partners

Partner	Description
Camping World, Inc	Retailer of RV accessories
Thousand Trails, Inc	Manager of membership campgrounds
Family Motor Coach Association	RV owners club
Fantasy RV Tours	Conducts guided RV tours
Workhorse Custom Chassis LLC	Manufacturer of heavy duty custom chassis
Spartan Chassis, Inc.	Manufacturer of heavy duty custom chassis

Suppliers

Over the course of our operating history, we have developed strong relationships with the industry’s leading RV manufacturers. We are supplied primarily by nine major RV manufacturers that rely on us as a primary point of distribution.

For most product lines and manufacturers, we are the leading dealership in terms of sales volume. Manufacturers are highly dependent on us for their Florida sales, an important territory for the RV industry. In 2006, we were responsible for 58.5% of our suppliers’ total Florida Class A RV sales. We have won numerous supplier awards for our excellence in sales and service, including Fleetwood’s Circle of Excellence Award ten times and Winnebago’s Circle of Excellence Award every year (20 times) since the award’s inception.

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

Management Information Systems

In 2006, we replaced our key customer and business information systems in order to fully integrate our customer relationship, sales, finance, insurance, service, accounting, purchasing and inventory management information and processes. These new systems provide real-time information and are integrated with our web site, which offers our customers the ability to browse our continuously updated inventory, trigger our team to search for RVs matching buying criteria, shop for parts and even “Build Their Own RV” using the industry’s first such application. This new foundation for growth allows for enhanced customer relationships, marketing and sales effectiveness, operational efficiency and management information. Going forward, we expect to integrate our business systems with those of our manufacturing, finance and other business partners.

Employees

We benefit from a loyal and dedicated non-union workforce of 722 full-time and 8 part-time employees as of December 31, 2006 and have never experienced a work stoppage. Each of these individuals is critical to sustaining a culture that is unique in the industry. We work to ensure that every employee shares our vision and commitment to customer service and welcomes each visitor with the phrase, “Welcome to Lazydays.”

We offer competitive compensation and benefit plans to employees working more than 30 hours per week. Our benefits include a defined contribution “401(k)” plan with discretionary company matching, medical, and dental, pharmacy and vision insurance, short-term and long-term disability and life insurance, a pre-tax premium payment plan with flexible spending accounts, post-tax voluntary benefit (AFLAC) and vacation up to three weeks after seven years of employment.

We have never experienced any significant labor shortages nor had any difficulty in obtaining adequate replacements for departing employees. We consider our relations with our employees to be good.

Intellectual Property

We have registered, and are in the process of registering, various trademarks and service marks with the U.S. Patent and Trademark Office, including “Lazy Days RV Super center,” “Tire Re-Nu,” “CrownClub” and “RallyPark.”

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

Following is a summary of such risks which can be found in more detail in the “Risk Factors” described in our Registration Statement on Form S-4 dated August 12, 2004, as amended.

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
  the addition or loss of competing dealers;
  the timing of trade shows and rallies, which we use to market and sell our products; and
  factors affecting the recreational vehicle industry as a whole, including economic and seasonal factors.

Our overall gross margin may decline in future periods to the extent that we increase the percentage of sales of lower gross margin towable products or if the mix of motor homes we sell shifts to lower gross margin units. In addition, a relatively small variation in the number of recreational vehicles we sell in any quarter can have a significant impact on total sales and operating results for that quarter.

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

For the year ended December 31, 2006, 64% of our unit sales were to customers in the state of Florida. Our geographic concentration in the southeast and Florida in particular, heightens our exposure to adverse developments related to competition, as well as economic and demographic changes in this region. We cannot assure you that our geographic concentration will not result in a material adverse effect on our business, financial condition or results of operations in the future. In addition, as a single-site operator, a severe weather event or natural catastrophe such as a hurricane may adversely affect our business. We have a single location near Tampa, Florida which is in close proximity to the Gulf of Mexico. A severe weather event such as a hurricane could cause severe damage to our property and inventory and could cause disruptions to our operations. Although we believe we have adequate insurance coverage, if we were to experience a catastrophic loss, we may exceed our policy limits and/or we may have difficulty obtaining similar insurance coverage in the future. We cannot assure you that an adverse weather event would not have an adverse impact on our business.

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

Factors affecting the recreational vehicle industry include:

  overall consumer confidence and the level of discretionary consumer spending, which had an adverse effect on our business in calendar years 2000 and 2001 and again in 2005 and 2006 may do so again depending on consumer reaction to economic uncertainty and potential volatility in the stock market;
  general economic conditions;
  increases in interest rates (which increase our borrowing costs and borrowing costs for our customers who finance their RV purchases);
  international tensions and hostilities;
  employment trends; and
  fuel availability and prices.
Changes in consumer confidence and the level of discretionary spending may disproportionately impact sales of our highest priced luxury motor homes and a significant decrease in demand for these motor homes may have an adverse effect on our business.

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

We are dependent on the continued services of our senior management team. If any of these persons were to leave our company it could be difficult to replace him or her. We believe the loss of such key personnel could have a material adverse effect on us and our financial performance. We cannot assure you that we can attract and retain sufficient qualified personnel to meet our business needs. See “Directors and Executive Officers of the Registrant”.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Leased Properties

We lease our 126-acre facility, located at 6130 Lazy Days Boulevard, Seffner, Florida, from I-4 Land Holding Limited Company (“I-4”), an entity controlled by Don Wallace, our founder and former Chairman of the Board, under a lease arrangement the initial term of which will expire in 2022. The amended lease entered into on May 14, 2004 included four (4) five-year renewal options, which if exercised would extend the expiration date to 2042.

On October 12, 2006, we amended this lease agreement with I-4.  The lease was amended to modify the purchase option from $42 million (subject to CPI increases) through May 14, 2011 to a fair market value purchase option, as defined, through January 15, 2023.  The amendment also permitted I-4 to purchase certain of our buildings located on land leased from I-4 as part of an asset purchase agreement, as well as reduce rents owed to I-4 by an aggregate amount of $2.7 million during 2006, 2007 and 2008. The amended lease agreement also gives us a right to purchase certain adjacent land currently rented by a third party.  Finally, the amended lease agreement and asset purchase agreement provided us with $11.6 million of cash, preserved our business use of all the leased real property and significantly reduced our future lease obligation without increasing the existing lease term.  The $11.6 million of cash proceeds and the $2.7 million of rent abatements were treated similar to lease incentives under SFAS No. 13, “Accounting for Leases” and are being amortized over the remaining life of the lease, and are presented as deferred rent on the balance sheet.

The annual rent before abatements is $4,793,880 and will further increase thereafter based on periodic CPI adjustments. The lease provides for equal monthly rental payments and provides that the lessee pays all property taxes and insurance. Rent expense is calculated on a straight-line basis over the life of the lease resulting in deferred rent during the earlier years of the lease. We are also responsible for maintenance costs as well as betterments to the facilities.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no market for our common stock. As of December 31, 2006, Holdings owns 100% of our common stock. RV Acquisition owns 100% of Holdings Class A common stock. At December 31, 2006, Bruckmann, Rosser, Sherrill & Co. II, L.P. held 84.1% of RV Acquisition common stock, the balance was held by Don Wallace (10.6%), management and others. See “Security Ownership and Certain Beneficial Owners” in Item 12 of this report.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected historical statement of operations data and balance sheet data as of and for the periods presented. The statement of operations data set forth below with respect to fiscal years 2006, 2005 and 2004, and the balance sheet data at December 31, 2006 and December 31, 2005, are derived from, and should be read in conjunction with, the audited financial statements and related notes thereto, which are included elsewhere in this Form 10-K. The statement of operations data set forth below with respect to fiscal years 2003 and 2002, and the balance sheet data at December 31, 2004, December 31, 2003 and December 31, 2002, are derived from audited financial statements of the Company which are not included in this Form 10-K.

Years Ended December 31 ($ in thousands)
	2006	2005	2004	2003	2002
Statement of Operations Data:
Revenues:
New vehicles	$445,576	$475,712	$477,166	$416,165	$384,041
Pre-owned vehicles	248,615	263,742	260,018	278,592	245,485
Other	63,077	64,744	62,526	60,882	51,601
Total revenues	757,268	804,198	799,710	755,639	681,127
Cost of revenues	643,371	684,307	683,415	646,685	582,159
Gross profit	113,897	119,891	116,295	108,954	98,968

Selling, general and administrative expenses	81,710	83,314	80,393	70,027	67,591
Depreciation and amortization	7,847	8,302	9,988	3,238	3,942
Loss on extinguishment of debt	102	348	—	—	6,198
Operating income	24,238	27,927	25,914	35,689	21,237

Floor plan interest expense	4,170	3,565	2,441	2,556	2,970
Other interest expense	17,157	17,813	12,290	3,211	16,267
Income taxes	1,110	2,487	3,354	4,542	4,493
Net income (loss)	$1,801	$4,062	$7,829	$25,370	$(2,493)
Balance Sheet Data (at period end):
Inventories	$100,688	$87,392	$85,961	$69,873	$74,087
Working capital	36,421	23,353	24,060	9,011	2,907
Total assets	344,772	344,022	346,484	131,512	123,527
Floor plan notes payable	67,275	74,609	69,576	52,046	56,185
Total debt (excluding floor plan and including current maturities)	140,797	143,938	150,227	59,046	75,161
Total stockholder’s equity (deficiency)	73,665	71,497	67,435	(103,565)	(124,400)

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

We derive our revenues principally from sales and rental of new units, sales of pre-owned units, commissions earned on sales of third-party financing and insurance products, service and rental repairs, and visitors fees at Rally Park. In 2006, we derived our revenues from these categories in the following percentages, 58.8%, 32.8%, 2.8%, 5.1% and 0.5%, respectively. New and pre-owned unit sales accounted for more than 91% of total revenues.

The vast majority of our costs of revenues are related to inventory purchases. New and pre-owned vehicles have accounted for 97% or more of cost of revenues in each of the previous three years. Increased unit costs are immediately passed through to end customers. As a result, our gross profit margin has been 15.0%, 14.9% and 14.5% for the years ended December 31, 2006, 2005 and 2004, respectively.

Our gross profit margins on pre-owned vehicles are typically higher on a percentage basis while our gross profit margins on an absolute dollar basis are typically higher on new vehicles. In 2006, gross profit margins on new vehicles averaged 9.1% compared to 10.7% for pre-owned vehicles, and our gross profit from sales of new vehicles was $40.5 million and $26.6 million for pre-owned vehicles. Although gross profit margins on new and pre-owned vehicles were down slightly from 2005, overall margins slightly increased due to improved margins relative to parts, service and other.

Salaries, commissions and benefits represent the largest component of our total selling, general and administrative expense and comprised more than 50% of total selling, general and administrative expense. In 2006, approximately 13.3% of our selling, general and administrative expense consisted of commissions for our sales force which are directly correlated to RV vehicle sales levels. Selling, general and administrative expense is typically consistent with revenue on a percentage basis.

Results of Operations

The following table sets forth the percentages of revenues that certain items of operating data constitute for the periods indicated:

	Fiscal Year Ended December 31
	2006	2005	2004
Statement of operations data:
Revenues	100.0%	100.0%	100.0%
Cost of revenues	85.0	85.1	85.5
Gross profit	15.0	14.9	14.5
Selling, general and administrative expenses	11.8	11.4	11.3
Income from operations	3.2	3.5	3.2
Interest expense	2.8	2.7	1.8
Income before income taxes	0.4	0.8	1.4
Income tax expense	0.2	0.3	0.4
Net income	0.2	0.5	1.0

SUMMARIZED QUARTERLY FINANCIAL DATA (Unaudited)

The following is a summary of unaudited quarterly financial information for the years ended December 31, 2006 and 2005.

	First	Second	Third	Fourth
2006
Net sales	$237,763,619	$192,835,132	$156,157,934	$170,511,795
Gross profit	36,788,102	29,116,063	22,069,696	25,923,219
Net income (loss)	3,998,865	1,421,983	(2,755,219)	(864,921)

2005
Net sales	$245,094,910	$204,799,631	$168,925,447	$185,378,243
Gross profit	37,759,484	30,554,416	24,596,113	26,981,306
Net income (loss)	5,003,410	752,912	(1,536,447)	(157,636)

Results for the three months ended December 31, 2006 compared to the results for the three months ended December 31, 2005

Revenues. Revenues decreased from $185.4 million in the three months ended December 31, 2005 to $170.5 million in the comparable period in 2006. This was due to a decrease of approximately $14.3 million of new vehicle sales, $0.6 million in pre-owned vehicle sales and $0.7 million in rental income.

New Unit Sales. Sales and rental of new vehicles was $97.9 million in the three months ended December 31, 2006 compared to $112.2 million for the comparable period in 2005. New vehicle unit sales decreased from 1,346 for the fourth quarter of 2005 to 732 in 2006. A significant decrease in towable product sales, driven by bulk travel trailer sales in 2005, was offset by a 2.5% improvement in motorized units. Bulk travel trailer sales represent the sale of travel trailers to the Federal Emergency Management Agency (“FEMA”) as a part of the U.S. Government’s hurricane relief efforts.

	Three Months Ended
	December 31, 2006	December 31, 2005
Class A - Diesel	302	314
Class A - Gas	139	130
Class C	89	73
Total Motorized	530	517
Fifth Wheel	123	151
Travel Trailer	79	109
Bulk Travel Trailers	—	569
Total Towable	202	829
Total New Units	732	1,346

Pre-Owned Unit Sales. Sales of pre-owned vehicles for the fourth quarter of 2006 were $57.3 million compared to $57.9 million for the comparable period in 2005. Used vehicle unit sales decreased from 800 for the fourth quarter of 2005 to 713 in 2006, due to lower demand in the fourth quarter of motorized products and decreased travel trailer sales driven by the resale of trailers from our rental program in 2005.

	Three Months Ended
	December 31, 2006	December 31, 2005
Class A - Diesel	245	264
Class A - Gas	168	203
Class C	84	88
Total Motorized	497	555
Fifth Wheel	79	77
Travel Trailer	71	102
Other	66	66
Total Towable	216	245
Total Pre-Owned Units	713	800

Finance and Insurance Related Revenues. Consistent with decreases in overall unit sales, finance, insurance and extended warranty related revenues decreased slightly by $0.2 million from $5.2 million in the three months ended December 31, 2005 to $5.0 in the fourth quarter of 2006. The decrease is attributable to lower volume partially offset by improved penetration in percentage of units financed.

Parts, Service and Other Revenues. Parts, service and other revenues for the fourth quarter of 2006 were $9.8 million, $0.4 million more than the fourth quarter of 2005. The increase is attributable to overall increased maintenance and repair services.

Gross Profit. Gross profit consists of gross revenues less our cost of sales and services. Gross profit in the three months ended December 31, 2006 was $25.9 million compared with the three months ended December 31, 2005 at $27.0 million. However, gross profit margin increased from 14.6% in the three months ended December 31, 2005 to 15.2% in the comparable period in 2006.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, including depreciation and amortization was slightly higher at $22.0 million, or 12.9% of revenues, in the three months ended December 31, 2006 compared to $21.9 million, or 11.8% of revenues, in the comparable period in 2005. Historically, salary, commissions and benefits have comprised the majority of our total selling, general and administrative expenses and exceeded 50% of selling, general and administrative expenses in the three months ended December 31, 2006.

Operating Profit. Operating profit represents our gross profit less selling, general and administrative expenses, including depreciation and amortization. Operating profit decreased from $5.1 million in the three months ended December 31, 2005 to $3.9 million in the comparable period in 2006, or 23.5%. This decrease was due to decreased total revenues.

Interest Expense—Floor Plan Credit Facility and Senior Notes. Interest expense decreased from $5.5 million in the three months ended December 31, 2005 to $5.3 million in the comparable period in 2006.

Income Tax Benefit. Income tax benefit increased from $0.2 million in the three months ended December 31, 2005 to an income tax benefit of $0.6 million in the comparable period in 2006. This increase was primarily attributable to increased pre-tax loss of $1.4 million we experienced during the three-month period ended December 31, 2006 compared to pre-tax loss of $0.3 million during the fourth quarter of 2005.

 Results for 2006 Compared to the Results for 2005

Revenues. Revenues decreased from $804.2 million in 2005 to $757.3 million in 2006. This decrease resulted primarily from decreases in new and pre-owned unit sales.

New Unit Sales. Sales and rental of new vehicles for the year ended December 31, 2006 were $445.6 million compared to $475.7 million for the year ended December 31, 2005. New vehicle unit sales, excluding wholesale, decreased 1,036 units to 3,303 in 2006. This decrease in new unit sales primarily reflected a decrease in towable products (864 units), specifically travel trailers, and a decrease of motorized products (172 units). The decrease in travel trailers was due to the bulk travel trailer sales in 2005. Bulk travel trailer sales represent the sale of travel trailers to FEMA as a part of the U.S. Government’s hurricane relief efforts.

	Fiscal Year Ended
	December 31, 2006	December 31, 2005
Class A - Diesel	1,334	1,418
Class A - Gas	563	697
Class C	365	319
Total Motorized	2,262	2,434
Fifth Wheel	586	646
Travel Trailer	455	443
Bulk Travel Trailers	—	816
Total Towable	1,041	1,905
Total New Units	3,303	4,339

Pre-Owned Unit Sales. Pre-owned unit sales in 2006 were $248.6 million compared to $263.7 million in 2005. Pre-owned unit sales, excluding wholesale, decreased from 4,211 in 2005 to 3,572 in 2006. Overall pre-owned unit sales experienced a decrease due to lower demand for motorized products and decreased travel trailer sales driven by the resale of travel trailers from our rental program in 2005.

	Fiscal Year Ended
	December 31, 2006	December 31, 2005
Class A - Diesel	1,136	1,181
Class A - Gas	870	1,029
Class C	345	399
Total Motorized	2,351	2,609
Fifth Wheel	387	399
Travel Trailer	377	891
Other	457	312
Total Towable	1,221	1,602
Total Pre-Owned Units	3,572	4,211

Finance and Insurance Related Revenues. Finance, insurance and extended warranty related revenues decreased approximately 0.9% ($0.2 million) from $21.4 million in 2005 to $21.2 million in 2006. Overall, insurance product revenues and finance commissions remained relatively flat. The decrease is attributable to lower unit sales, mostly offset by improvements (1.7%) in the percentage of units financed as well as a higher revenue per unit financed. Additionally, the bulk travel trailer sales were not eligible for financing.

Parts, Service and Other Revenues. Parts and service revenues were $38.8 million in 2006, a decrease of $2.1 million from 2005. This decline resulted from a decrease in retail and warranty sales and the decreased unit sales experienced in 2006.

Gross Profit. Gross profit consists of gross revenues less our cost of sales and services. Gross profit decreased from $119.9 million in 2005 to $113.9 million in 2006, or 5.0%. This decrease was largely attributable to decreased new and pre-owned unit volumes. Gross profit margin increased slightly to 15.0% in 2006 up from 14.9% in the prior year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, including depreciation and amortization, decreased from $92.0 million, or 11.4% of revenues, in 2005 to $89.7 million, or 11.8% of revenues, in 2006. This decrease corresponded to decreases in salary, commissions and benefits expenses, which decreased primarily due to decreased gross profit.

Operating Profit. Operating profit represents our gross profit, less selling, general and administrative expenses and depreciation and amortization. Operating profit decreased from $27.9 million in 2005 to $24.2 million in 2006. This decrease was largely due to lower sales and gross profit as discussed above.

Interest Expense—Floor Plan Credit Facility and Senior Notes. Interest expense remained relatively flat in 2006 as compared to 2005.

Income Tax Expense. Income tax expense decreased from $2.5 million in 2005 to $1.1 million in 2006. This decrease was primarily attributable to a decline in pre-tax income from $6.5 million in 2005 to $2.9 million in 2006.

Results for 2005 Compared to the Results for 2004

Revenues. Revenues increased from $799.7 million in 2004 to $804.2 million in 2005. This increase resulted primarily from increases in pre-owned unit sales and parts and service revenues.

New Unit Sales. Sales and rental of new vehicles for the year ended December 31, 2005 were $475.7 million compared to $477.2 million for the year ended December 31, 2004. New vehicle unit sales, excluding wholesale, increased 176 units to 4,339 in 2005. This increase in new unit sales primarily reflected an increase in towable products (422 units), specifically travel trailers, and a decrease of motorized products (246 units). The increase in travel trailers was due to the bulk travel trailer sales.

Pre-Owned Unit Sales. Pre-owned unit sales in 2005 were $263.7 million compared to $260.0 million in 2004. Pre-owned unit sales, excluding wholesale, increased from 3,745 in 2004 to 4,211 in 2005. Overall pre-owned unit sales experienced an increase driven by the resale of travel trailers from our rental program in 2005.

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

Parts, Service and Other Revenues. Parts and service revenues were $40.9 million in 2005, an increase of $2.4 million from 2004. This represents an increase in retail and warranty sales and sales in 2005, related to the increased unit sales experienced in 2005 and reflects higher labor rates charged to service customers in 2005 as compared to 2004.

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

Liquidity and Capital Resources

Liquidity. Historically, we have satisfied our liquidity needs through cash from operations and various borrowing arrangements. Principal liquidity needs have included the acquisition of inventory, salary and sales commissions, debt service requirements and other capital expenditures necessary to maintain our facility. Our cash requirements consist principally of scheduled payments of principal and interest on outstanding indebtedness (including indebtedness under our amended floor plan credit facility), capital expenditures, salary and sales commissions and lease expenses. Based upon our current level of operations, we believe that our cash flow from operations, available cash and available borrowing under our senior secured revolving credit facility will be adequate to meet our future liquidity needs for the next several years.

Operating Activities. Net cash provided by operating activities for 2006 was equal to $1.5 million, compared with net cash provided by operating activities of $6.2 million in 2005. This decrease in net cash provided by operating activities for 2006 was primarily the result of a reduction in net income and an increase in inventories on hand.

Investing Activities. Net cash used in investing activities for 2006 was $3.0 million, compared with net cash used in investing activities of $4.6 million in 2005. The decrease in net cash used in investing activities during 2006 versus 2005 was primarily a reduction in capital expenditures.

Financing Activities. Net cash used in financing activities during 2006 was $23,000, compared to net cash used in financing activities of $1.9 million during 2005. The decrease primarily resulted from the renegotiation of the Company’s real estate lease and a reduction of the 2006 free cash flow offer compared to 2005.

Working Capital. Working capital, including cash and cash equivalents, totaled approximately $36.4 million at December 31, 2006. We maintain sizable inventory in order to meet the expectations of our customers, and believe that we will continue to require working capital consistent with past experience. Historically, we have funded our operations with internally generated cash flow and borrowings. Changes in our working capital are driven primarily by our profit levels. Borrowings under our amended floor plan credit facility to finance our new vehicle inventory may not exceed (i) 100% of the factory invoices for the related vehicles, (ii) 85% of the wholesale value of all pre-owned inventory (as determined in accordance with National Automobile Dealers Association RV Industry Appraisal Guide, or appraised NADA value) for vehicles in the current through 7th prior model years and (iii) 65% of the appraised NADA value with respect to pre-owned vehicles in the 8th, 9th and 10th prior model years. At times, we have made repayments on our existing floor plan credit facility using excess cash flow from operations.

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

Capital Expenditures. Our capital expenditures include expenditures to extend the useful life of our current facilities and expand operations. Historically, our annual maintenance capital expenditures have been lower than our annual depreciation charge. In 2006, we invested approximately $3.0 million in capital expenditures primarily to improve our facility, upgrade our information system and other maintenance capital expenditures. Our senior secured revolving credit facility and amended floor plan credit facility limit our ability to make capital expenditures in excess of $5.0 million per annum. Based on current estimates, management believes that the amount of capital expenditures permitted to be made under our senior secured revolving credit facility and amended floor plan credit facility will be adequate to grow our business according to our business strategy and to maintain the properties and business of our continuing operations.

Debt Service. As of December 31, 2006, we had (i) $67.3 million of borrowings outstanding under our $85.0 million amended floor plan credit facility, subject to customary conditions and (ii) after giving effect to a $2.8 million letter of credit, which was amended effective February 2007, no availability under our $15 million senior secured revolvoing credit facility, which was amended effective September 22, 2006 to provide that no additional borrowings be made. The revolving credit facility was terminated February 22, 2007 and the Company has replaced this facility with an expansion of its Floor Plan facility from $85 million to $100 million which became effective on the same date. The Company also added a $15 million revolving line of credit.

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

Off-Balance Sheet Arrangements

The Company purchases and sells new vehicles under various consignment arrangements, including one with a related party. During the term of this agreement, which commenced on December 29, 2001, the Company has purchased virtually all inventories that have been held under consignment. The total consigned inventory, which is not included in the Company’s balance sheets, approximated $14.5 million and $17.4 million at December 31, 2006 and 2005, respectively. Total inventory purchased by the Company under this consignment arrangement totaled approximately $107 million and $143 million for the years ended December 31, 2006 and 2005, respectively.

Except as set forth above, at December 31, 2006, we had no off-balance sheet arrangements that have or are likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual and Commercial Commitments Summary

The following table sets forth our contractual and commercial commitments as of December 31, 2006:

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Revolving line of credit	$—	$—	$—	$—	$—
Senior Notes (1)	140,796,654	—	—	—	140,796,654
Floor plan notes payable	67,275,431	67,275,431	—	—	—
Operating lease obligations	75,874,787	4,364,705	9,164,838	9,612,564	52,732,680

Total contractual cash obligations	$283,946,872	$71,640,136	$9,164,838	$9,612,564	$193,529,334

(1)	Amount is net of $1,207,346 of unamortized discount and does not reflect any potential redemptions by note holders associated with any free cash flow offer made by the Company as described in Note 9 to the financial statements.

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

Goodwill and Other Intangible Assets. Goodwill represents the excess of costs over fair value of net assets of an acquired business. Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 142," Goodwill and Other Intangible Assets," goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite life are not amortized, but instead tested for impairment at least annually. At December 31, 2006 and 2005, management determined there was no impairment of goodwill. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives, assessed annually, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets."

Intangible assets include manufacturing relationships, non-compete agreement, customer database, trade names and trademarks. Amortizable intangible assets are being amortized using the straight-line method over 40 years for manufacturer relationships, five years for the non-compete agreement and one year for the customer database. Trade names and trademarks are considered to have indefinite useful lives and are not being amortized.

LIFO Inventory Accounting. Vehicle and parts inventories are recorded at the lower of cost or market, with cost determined by the last-in, first-out (“LIFO”) method. If the first-in, first-out (“FIFO”) method of inventory costing had been used, net income would have decreased by approximately $1,177,000 for the year ended December 31, 2006 and increased approximately $1,523,000 and $1,351,000 for the years ended December 31, 2005 and 2004, respectively.

Recent Accounting Pronouncements

See Recent Accounting Pronouncements in Note 1 of Notes to Financial Statements.

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

We have a single location near Tampa, Florida, which is in close proximity to the Gulf of Mexico. As a single-site operator, a severe weather event such as a hurricane could cause severe damage to our property and inventory. In addition, such weather events can cause extended disruptions of our operations. In 2005 and 2006, the coastal areas of Florida were evacuated on occasions due to hurricanes. While this did not materially impact our business or results of operations, we can provide no assurance that a future hurricane or other local disaster could not do so in the future. Although we believe we have adequate insurance coverage (including business interruption coverage), if we were to experience a catastrophic loss, we may exceed our policy limits and /or we may have difficulty obtaining similar insurance coverage in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding indebtedness. Outstanding balances under our senior secured revolving credit facility bear interest at a variable rate based on prime or LIBOR as adjusted each interest period. There were no borrowings outstanding at December 31, 2006. Amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on prime or LIBOR as adjusted each interest period. As of December 31, 2006, based on the aggregate amount of $67.3 million outstanding under our amended floor plan financing facility as of such date, a 100 basis point change in interest rates would have changed our annual floor plan interest expense by approximately $0.7 million.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Lazy Days’ R.V. Center, Inc.
Seffner, Florida

We have audited the accompanying balance sheets of Lazy Days’ R.V. Center, Inc., a wholly owned subsidiary of LD Holdings, Inc., as of December 31, 2006 and 2005, and the related statements of income, stockholder’s equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2006.  Our audits also included the financial statement schedule listed in Item 15(a) (2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lazy Days’ R.V. Center, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As disclosed in Note 1 to the financial statements, the Company has adopted Staff Accounting Bulletin 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" and accordingly adjusted asset and liabilities at the beginning of 2006 with an offsetting adjustment to the opening balance of retained earnings.

Crowe Chizek and Company LLC

Ft. Lauderdale, Florida
March 20, 2007

LAZY DAYS’ R.V. CENTER, INC., a wholly owned
subsidiary of LD Holdings, Inc.
BALANCE SHEETS
December 31, 2006 and 2005

ASSETS	2006	2005
Current assets
Cash	$3,253,637	$4,726,164
Receivables, net of allowance for doubtful accounts of $ 549,307 in 2006 and $279,557 in 2005	15,514,990	21,854,867
Refundable income taxes	377,633	491,266
Inventories	100,688,336	87,391,692
Prepaid expenses and other	3,001,928	2,061,728

Total current assets	122,836,524	116,525,717

Property and equipment, net	36,970,987	37,168,221
Loan and other costs, net	4,647,963	5,348,787
Goodwill	104,865,672	104,865,672
Intangible assets, net	75,222,812	77,690,313
Deferred income taxes	—	2,180,727
Other assets	228,445	242,792

Total assets	$344,772,403	$344,022,229

See accompanying notes to financial statements.

LAZY DAYS’ R.V. CENTER, INC., a wholly owned
subsidiary of LD Holdings, Inc.
BALANCE SHEETS (Continued)
December 31, 2006 and 2005

LIABILITIES AND STOCKHOLDER’S EQUITY	2006	2005
Current liabilities
Floor plan notes payable	$67,275,431	$74,608,769
Current maturities of long-term debt	—	147,374
Accounts payable and accrued expenses	11,903,098	13,310,162
Accrued interest	2,548,495	2,608,414
Reserve for charge-backs	1,110,000	1,121,000
Customer deposits	1,421,168	982,871
Deferred income taxes	2,157,135	394,306

Total current liabilities	86,415,327	93,172,896

Long-term debt, less current maturities	140,796,654	143,790,776
Reserve for charge-backs	1,042,000	964,000
Deferred rent	14,134,249	1,802,460
Deferred income taxes	28,707,187	32,776,649
Other	11,494	18,428

Total liabilities	271,106,911	272,525,209

Commitments and contingencies (Notes 7 and 12)

Stockholder’s equity
Common stock, $.01 par value: 1,000 shares authorized 100 shares issued and outstanding	1	1
Paid-in capital	67,000,000	67,000,000
Retained earnings	6,665,491	4,497,019

Total stockholder’s equity	73,665,492	71,497,020

Total liabilities and stockholder’s equity	$344,772,403	$344,022,229

See accompanying notes to financial statements.

LAZY DAYS’ R.V. CENTER, INC., a wholly owned
subsidiary of LD Holdings, Inc.
STATEMENTS OF INCOME
Years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Revenues
New vehicle	$445,576,274	$475,711,502	$477,166,249
Pre-owned vehicle	248,615,409	263,742,360	260,018,300
Parts, service and other	38,838,477	40,851,104	38,546,384
Finance and insurance	21,194,556	21,392,249	22,322,793
Rally Park	1,516,255	1,507,987	1,380,238
Other	1,527,509	993,029	275,744

Total revenues	757,268,480	804,198,231	799,709,708

Cost of revenues
New vehicle	405,092,871	432,969,891	435,993,484
Pre-owned vehicle	222,057,139	233,279,554	232,076,567
Parts, service and other	16,221,390	18,057,467	15,344,873

Total cost of revenues	643,371,400	684,306,912	683,414,924

Gross profit	113,897,080	119,891,319	116,294,784

Selling, general and administrative expenses	89,659,367	91,963,731	90,380,339

Interest expense	21,326,939	21,378,239	14,731,302

Income before income taxes	2,910,774	6,549,349	11,183,143

Income tax expense	1,110,066	2,487,110	3,354,432

Net income	$1,800,708	$4,062,239	$7,828,711

See accompanying notes to financial statements.

LAZY DAYS’ R.V. CENTER, INC., a wholly owned
subsidiary of LD Holdings, Inc.
STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIENCY)
Years ended December 31, 2006, 2005 and 2004

	Common Stock						Total Stockholder’s Equity (Deficiency)
	Shares	Amount	Preferred Stock	Paid-in Capital	Unearned ESOP Shares	Retained Earnings (Deficit)

Balances, January 1, 2004	1,727,377	$17,275	$10,675,448	$—	$(114,129,813)	$(128,367)	$(103,565,457)

Net income	—	—	—	—	—	7,828,711	7,828,711

Release of ESOP shares	—	—	—	—	4,775,000	(4,241,000)	534,000

Tax benefit of ESOP	—	—	—	—	—	1,696,400	1,696,400

Accumulated dividends on preferred stock	—	—	322,399	—	—	(3,682,057)	(3,359,658)

Sale of LD Holdings’ stock (Note 2)	(1,727,277)	(17,274)	(10,997,847)	—	109,354,813	(1,038,907)	97,300,785

Capital contributions of parents	—	—	—	67,000,000	—	—	67,000,000

Balances, December 31, 2004	100	1	—	67,000,000	—	434,780	67,434,781

Net income	—	—	—	—	—	4,062,239	4,062,239

Balances, December 31, 2005	100	1	—	67,000,000	—	4,497,019	71,497,020

Cumulative effect adjustment, adoption of SAB 108, net of tax	—	—	—	—	—	367,764	367,764

Net income	—	—	—	—	—	1,800,708	1,800,708

Balances, December 31, 2006	100	$1	$—	$67,000,000	$—	$6,665,491	$73,665,492

See accompanying notes to financial statements.

LAZY DAYS’ R.V. CENTER, INC., a wholly owned
subsidiary of LD Holdings, Inc.
STATEMENTS OF CASH FLOWS
Years ended December 31, 2006, 2005 and 2004

	2006	2005	2004

Cash flows from operating activities
Net income	$1,800,708	$4,062,239	$7,828,711
Adjustments to reconcile net income to net cash from operating activities
Depreciation of property and equipment	3,197,389	2,867,072	2,398,890
Depreciation of rental vehicle inventory	435,222	3,230,241	2,158,294
Amortization of intangible assets	2,467,501	3,817,499	3,792,188
Amortization and write-off of loan and other costs	1,489,452	1,309,655	3,646,801
Amortization of discount on long-term debt	257,878	307,357	150,219
(Gain) loss on sale of property and equipment	(3,156)	31,815	79,950
Loss on extinguishment of debt	101,970	348,885	—
Provision for doubtful accounts	297,484	56,298	205,865
ESOP compensation expense	—	—	534,000
Tax benefit of ESOP	—	—	1,696,400
Deferred income taxes	(346,565)	(95,721)	(705,204)
Change in operating assets and liabilities, net of effect of business acquisition in 2004
Receivables	6,042,393	(7,715,526)	(690,846)
Inventories	(13,731,866)	(4,661,086)	(13,178,729)
Prepaid expenses and other	(940,200)	(241,508)	(48,998)
Refundable income taxes	113,633	7,012,603	(6,134,924)
Other assets	14,347	(84,069)	(54,558)
Restricted cash	—	—	624,349
Accounts payable, accrued interest, other accrued expenses and customer deposits	(447,197)	(4,033,189)	5,311,962
Reserve for charge-backs	67,000	51,000	265,000
Income taxes payable	—	—	(1,632,557)
Deferred rent	731,789	(81,930)	184,540
Deferred compensation	—	—	(3,622,929)

Net cash from operating activities	1,547,782	6,181,635	2,808,424

Cash flows from investing activities

Proceeds from sale of property and equipment	17,030	12,099	4,696
Purchases of property and equipment	(3,014,029)	(4,658,254)	(3,515,503)
Net advance to parent	—	—	(104,147,631)

Net cash used in investing activities	(2,996,999)	(4,646,155)	(107,658,438)

See accompanying notes to financial statements.

LAZY DAYS’ R.V. CENTER, INC., a wholly owned
subsidiary of LD Holdings, Inc.
STATEMENTS OF CASH FLOWS (Continued)
Years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Cash flows from financing activities
Net borrowings (payments) under floor plan	$(7,333,338)	$5,032,639	$17,530,149
Issuance of long-term debt	—	—	150,077,200
Proceeds from lease renegotiation	11,600,000	—	—
Repayments of long-term debt	(3,501,344)	(6,945,511)	(57,815,551)
Repayments of ESOP distribution notes	—	—	(1,230,768)
Loan and other costs	(788,628)	—	(7,183,371)
Purchase of treasury stock of parent	—	—	—

Net cash from (used in) financing activities	(23,310)	(1,912,872)	101,377,659

Net change in cash	(1,472,527)	(377,392)	(3,472,355)
Cash at beginning of year	4,726,164	5,103,556	8,575,911

Cash at end of year	$3,253,637	$4,726,164	$5,103,556

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$21,386,858	$21,366,097	$12,653,815
Cash paid (received) during the year for income taxes	1,345,000	(4,429,772)	10,130,717
Noncash investing and financing activities
In connection with the acquisition of business
Fair value of assets acquired	$—	$—	$325,115,634
Liabilities assumed	—	—	108,038,434

See accompanying notes to financial statements.

LAZY DAYS’ R.V. CENTER, INC., a wholly owned
subsidiary of LD Holdings, Inc.
NOTES TO FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The financial statements include the accounts of Lazy Days’ R.V. Center, Inc. (“Lazy Days” or the “Company”), a wholly owned subsidiary of LD Holdings, Inc. (“LD Holdings”), a non-operating holding company. LD Holdings was acquired on May 14, 2004 by R.V. Acquisition, Inc. (“RV Acquisition”), a newly formed holding company owned by an affiliate of Bruckman, Rosser, Sherrill & Co., Inc. (“BRS”) and certain original shareholders of LD Holdings (See Note 2). These financial statements include the accounts of Lazy Days and any obligations of LD Holdings that are pushed down to the subsidiary level. These obligations include the redeemable preferred stock - Class A (See Note 14).

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

Major Suppliers and Dealer Agreements: The Company purchases substantially all of its new recreational vehicles and replacement parts from various manufacturers. The Company purchases new vehicles from four major suppliers which, including new vehicles purchased under consignment arrangements (See Note 12), represented approximately 78%, 81% and 86% of the total cost of new vehicle revenues for the years ended December 31, 2006, 2005 and 2004, respectively.

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

The Company may be charged back (“charge-backs”) for financing fees, insurance or vehicle service contract commissions in the event of early termination of the contracts by the customers. The revenues from financing fees and commissions are recorded at the time of the sale of the vehicles and a reserve for future charge-backs is established based on historical operating results and the termination provisions of the applicable contracts.

Receivables and Concentration of Credit Risk: The Company sells to customers and arranges third-party financing as is customary in its industry. Interest is not normally charged on receivables. Management establishes an allowance for doubtful accounts based on historic loss experience and current economic conditions. Losses are charged to the allowance when management deems further collection efforts will not produce additional recoveries.

During the year ended December 31, 2006, approximately 64% of unit sales were to customers in the State of Florida. This geographic concentration increases the Company’s exposure to adverse developments related to competition, as well as economic, demographic and other changes in this region.

Inventories: Vehicle and parts inventories are recorded at the lower of cost or market, with cost determined by the last-in, first-out (“LIFO”) method. If the first-in, first-out (“FIFO”) method of inventory costing had been used, net income would have decreased by approximately $1,177,000 for the year ended December 31, 2006 and increased approximately $1,523,000 and $1,351,000 for the years ended December 31, 2005 and 2004, respectively.

Property and Equipment: Property and equipment are stated at cost less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense in the period incurred. Betterments and additions are capitalized. Depreciation is generally provided under accelerated and straight-line methods over estimated useful lives for both financial reporting and income tax purposes. For financial reporting purposes, leasehold improvements are amortized using the straight-line method over the lesser of the useful life of the asset or term of the lease. Useful lives range from 15 to 25 years for buildings and improvements and from 3 to 7 years for vehicles and equipment. Upon sale or retirement of items of property and equipment, the cost and related accumulated depreciation are eliminated from the accounts and the resulting gain or loss, if any, is reflected in earnings of the period of disposition.

Evaluation of Impairment of Long-Lived Assets: In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, “Impairment or Disposal of Long-Lived Assets”, the Company evaluates the carrying value of long-lived assets whenever significant events or changes in circumstances indicate the carrying value of these assets may be impaired. The Company evaluates potential impairment of long-lived assets by comparing the carrying value of the assets to the expected net future cash flows resulting from the use of the assets. Management believes no material impairment of long-lived assets exists at December 31, 2006 and 2005.

Loan and Other Costs: Loan and other costs are amortized on a straight-line basis over the life of the related loans ranging from 2 1/2 to 15 years. Unamortized loan costs of $339,000 were written off in connection with the refinancing of the Company’s line of credit during 2006, and new loan costs of approximately $789,000 were capitalized as part of its property lease renegotiation. Loan costs are presented net of accumulated amortization of approximately $2,843,000 and $1,835,000 at December 31, 2006 and 2005, respectively.

Goodwill and Other Intangible Assets: Goodwill, totaling $104,865,672 at December 31, 2006 and 2005, represents the excess of costs over fair value of net assets of an acquired business. Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 142," Goodwill and Other Intangible Assets," goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite life are not amortized, but instead tested for impairment at least annually. At December 31, 2006 and 2005, management determined there was no impairment of goodwill. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives, assessed annually, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets."

Intangible assets include manufacturing relationships, non-compete agreement, customer database, trade names and trademarks. Amortizable intangible assets are being amortized using the straight-line method over 40 years for manufacturer relationships, five years for the non-compete agreement and one year for the customer database. Trade names and trademarks are considered to have indefinite useful lives and are not being amortized.

Fair Value of Financial Instruments: The Company’s financial instruments consist of cash, receivables, accounts payable and debt. Fair values of cash, receivables and accounts payable approximate carrying values for these financial instruments since they are relatively short-term in nature. The carrying amount of debt, except for the Company’s Senior Notes (See Note 9), approximates fair value due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.

Advertising Costs: Advertising and promotion costs are charged to operations in the year incurred and totaled approximately $6,630,000, $6,006,000 and $4,820,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the deferred tax valuation allowance, reserve for charge-backs and the allowance for doubtful accounts.

Reclassifications: Certain prior years’ amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on stockholder’s equity or net income as previously reported.

Recent Accounting Pronouncements: In July 2006, the Financial Accounting Standards Board issued Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). This Interpretation revises the recognition test for tax positions taken in tax returns such that a tax benefit is recorded only when it is more likely than not that the tax position will be allowed upon examination by taxing authorities. The amount of such a tax benefit to be recorded is the largest amount that is more likely than not to be allowed. Any reduction in deferred tax assets or increase in tax liabilities upon adoption will correspondingly reduce retained earnings. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, the first day of the Company's fiscal year ending December 31, 2007. The Company is currently assessing the impact of the adoption of FIN 48.

In September 2006, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures. This model is commonly referred to as a "dual approach" because it requires quantification of errors under both the iron curtain and the roll-over methods. SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the "dual approach" had always been used or (ii) recording the cumulative effect of initially applying the "dual approach" as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings.

The Company has elected to apply the provisions of SAB 108 using the cumulative effect transition method in connection with the preparation of the financial statements for the year ended December 31, 2006. As a result, the Company recorded a decrease in accrued liabilities and an increase in retained earnings in the amount of approximately $368,000, net of tax, as of January 1, 2006. This adjustment resulted from the Company overstating liabilities for sales promotional items, which was deemed immaterial to the financial statements in each respective period. This misstatement, increased (decreased) net income in the year reported, originated as follows: 2005 - $128,000; 2004 - ($60,000); and, prior to 2004 - ($436,000).

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

In connection with the Acquisition, the Company entered into a management services agreement with BRS and a shareholder of LD Holdings, whereby the parties agreed to provide general management services to the Company, as defined. In exchange for these services, the Company agreed to pay the parties an annual management fee equal to the greater of: 1.75% of the Company’s annual EBITDA, as defined, or $500,000. Management fee expense for the years ended December 31, 2006, 2005 and 2004 was $553,030, $726,081 and $321,108, respectively.

NOTE 3 - RECEIVABLES

Receivables consist of the following:
	2006	2005
Contracts in transit and vehicle receivables	$9,262,233	$15,522,299
Manufacturer receivables	5,371,397	5,419,335
Finance and other receivables	1,430,667	1,192,790

	16,064,297	22,134,424
Less: Allowance for doubtful accounts	549,307	279,557

	$15,514,990	$21,854,867

Contracts in transit represent receivables from financial institutions for the portion of the vehicle sales price financed by the Company’s customers through financing sources arranged by the Company. Manufacturer receivables are due from the manufacturers for incentives, rebates and other programs.

NOTE 4 - INVENTORIES

Inventories consist of the following:

	2006	2005
New recreational vehicles	$68,398,121	$62,449,704
Pre-owned recreational vehicles	32,386,060	25,822,589
Parts, accessories and other	1,707,848	1,250,745

	102,492,029	89,523,038
Less: LIFO reserve	1,810,355	3,709,236

	100,681,674	85,813,802
Rental recreational vehicles, less accumulated depreciation of $38,775 in 2006 and $367,956 in 2005	6,662	1,577,890

	$100,688,336	$87,391,692

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	2006	2005
Buildings and improvements	$35,643,968	$42,306,666
Furniture and equipment	13,857,169	8,983,175
Company vehicles	390,521	370,224
Construction in progress	—	2,198,289

	49,891,658	53,858,354
Less: Accumulated depreciation and amortization	12,920,671	16,690,133

	$36,970,987	$37,168,221

Depreciation expense of property and equipment aggregated $3,197,389, $2,867,072 and $2,398,890 for the years ended December 31, 2006, 2005 and 2004, respectively.

As discussed further in Note 7, effective October 12, 2006, the Company amended its existing lease agreement with a certain related party, which permitted the lessor to purchase certain of the Company's buildings located on land leased by the Company.  The transaction was treated as capital financing transaction and the assets have remained on the Company's accounting books and records; however, the cost basis of the assets for financial reporting purposes was reset to the net carrying value at the time of the transaction.

NOTE 6 - INTANGIBLE ASSETS

Intangible assets (all acquired in connection with the acquisition described in Note 2) and the related accumulated amortization as of December 31, 2006 and 2005 are summarized as follows:

	2006		2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Manufacturer relationships	$26,700,000	$1,752,188	$26,700,000	$1,084,687
Non-compete agreement	9,000,000	4,725,000	9,000,000	2,925,000
Customer database	3,600,000	3,600,000	3,600,000	3,600,000
	39,300,000	10,077,188	39,300,000	7,609,687
Unamortizable intangible assets:
Trade names and trademarks	46,000,000	—	46,000,000	—
	$85,300,000	$10,077,188	$85,300,000	$7,609,687

Amortizable intangible assets are being amortized using the straight-line method over 40 years for manufacturer relationships, five years for the non- compete agreement and one year for the customer database. The weighted-average amortization period for all amortizable intangible assets acquired in 2004 is 28.4 years. Trade names and trademarks are considered to have indefinite useful lives and are not being amortized.

Amortization expense for the years ended December 31, 2006, 2005 and 2004 was $2,467,501, $3,817,499 and $3,792,188, respectively. Estimated amortization expense for each of the subsequent five years ending December 31 is: 2007 - $2,467,500, 2008 - $2,467,500, 2009 - $1,342,500, 2010 - $667,500, and 2011 - $667,500.

NOTE 7 - LEASES

The Company leases land and certain of its facilities from I-4 Land Holding Limited Company (“I-4”), a related entity owned by a shareholder of the Company, under an operating lease arrangement which expires in December, 2022. The lease contains four (4) five-year renewal options upon expiration of the original lease term. The lease requires minimum monthly rental payments of approximately $309,000 through June 30, 2004 and $399,490 thereafter before abatements (subject to adjustments in 2008, 2013 and 2018 for increases in the CPI) and provides that the lessee pays all property taxes and insurance. Rent is recognized straight-line over the life of the lease resulting in deferred rent during the earlier years of the lease. The Company is responsible for maintenance costs and betterments on the facilities.

On October 12, 2006, the Company amended this lease agreement with I-4.  The lease was amended to modify the purchase option from $42 million (subject to CPI increases) through May 14, 2011 to a fair market value purchase option, as defined, through January 15, 2023; to permit I-4 to purchase certain of the Company's buildings located on land leased by the Company from I-4 as part of an asset purchase agreement, as well as reduce rents owed by the Company to I-4 by an aggregate of $2.7 million during 2006, 2007 and 2008. The amended lease agreement also gives the Company a right to purchase certain adjacent land currently rented by a third party.  Finally, the amended lease agreement and asset purchase agreement provided the Company with $11.6 million of cash, preserved its business use of all the leased real property and significantly reduced the Company's future lease obligation without increasing the existing lease term.  The $11.6 million of cash proceeds and the $2.7 million of rent abatements were treated similar to lease incentives under SFAS No. 13, “Accounting for Leases," are being amortized over the remaining life of the lease, and are presented as deferred rent on the balance sheet.

 The Company also leases various office and dealership equipment under operating leases. These leases have terms ranging from 39 months to 66 months and expire through 2010.

As of December 31, 2006, future minimum lease commitments are as follows:

	Related Party	Third Parties
2007	$3,893,880	$470,825
2008	3,993,880	239,787
2009	4,793,880	137,291
2010	4,793,880	24,804
2011	4,793,880	—
2012 and thereafter	52,732,680	—

	$75,002,080	$872,707

Rent expense was approximately $5,257,000, $5,403,000, and $4,933,000 for the years ended December 31, 2006, 2005 and 2004, respectively, including related party rental expense of $4,525,669 in 2006, $4,793,880 in 2005 and $4,500,208 in 2004.

NOTE 8 - FLOOR PLAN NOTES PAYABLE

Effective with the Acquisition, the Company amended its existing floor plan financing agreements with two financial institutions, collateralized by new and pre-owned recreational vehicles aggregating up to $85,000,000. The entire facility may be used to finance new vehicle inventory but only up to $26,000,000 may be used to finance pre-owned vehicle inventory. On October 28, 2004, the agreements were amended further to permit the Company to use floor plan credit to finance new vehicle inventory to be leased by the Company (“rental vehicle inventory”). Borrowings are not to exceed $5,000,000 in the aggregate for rental vehicle inventory or $35,000 per unit. The financial institutions collateralize all vehicles purchased under these agreements and all receivables generated from the sale of these vehicles. The interest rate charged (8.10% and 7.04% at December 31, 2006 and 2005, respectively) is based on the prime rate or LIBOR. Principal is due upon the sale of the respective vehicle.

Effective February 22, 2007, the Company amended the floor plan financing agreements extending the terms through February 22, 2011. The Company will have the option to increase the aggregate floor plan commitments to $100,000,000 from $85,000,000. The amended and restated floor plan credit facility also includes a $15,000,000 revolving credit facility (see Note 9).

The Company’s floor plan notes payable are subject to certain financial and restrictive covenants including debt service coverage ratio; current ratio; and limitations on lease rentals, certain executive compensation, capital expenditures, accounts payable, additional debt, liens, dividends, distributions, certain restricted investments, and certain other corporate activities, all as defined in the credit agreement. The Company was in compliance with all covenants or obtained a bank waiver for noncompliance at December 31, 2006.

Interest expense on the floor plan notes payable was approximately $4,170,000, $3,565,500 and $2,441,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE 9 - LONG-TERM DEBT

Long-term debt consists of the following:

	2006	2005
11.75% Senior Notes, due 2012, less unamortized discount of $1,207,346 in 2006 and $1,465,224 in 2005	$140,796,654	$143,938,150

Current maturities	—	(147,374)

Total long-term debt	$140,796,654	143,790,776

    Concurrent with the Acquisition, the Company issued $152 million of unsecured, senior notes (the “Senior Notes”) through a private placement exempt from the registration requirements of the 1933 Securities Act. Subsequently, on December 6, 2004, the Company successfully completed the exchange of $137 million of its Senior Notes. The remaining Senior Notes totaling $15 million were not eligible for exchange. The Senior Notes mature May 15, 2012 and bear interest at an annual rate of 11.75% payable each November 15 and May 15, to the registered holders at the close of business on November 1 and May 1 immediately preceding the interest payment date.

The Senior Notes rank pari passu with the Company’s existing and future senior debt. The Senior Notes are effectively subordinated to the Revolver and amended floor plan credit facility to the extent of the assets collateralizing such debt.

The Company has the option to redeem the Senior Notes at any time before May 15, 2008, at a defined premium plus accrued and unpaid interest to the date of redemption.

The Company shall offer to repurchase Senior Notes from all holders, on a pro rata basis, to the extent of 50% of the Company’s free cash flow, as defined, for any six-month period ending on either June 30 or December 31 of any fiscal year, commencing with the six-month period ending December 31, 2004. To the extent the Company’s free cash flow for any six-month period is less than $1.0 million, the Company may elect not to make a free cash flow offer for such period and, in lieu thereof, add such free cash flow to the amount of free cash flow for the next succeeding six-month period. For the six months ended December 31, 2006 no free cash flow existed for offer.

The Senior Notes’ indenture includes covenants that limit the ability of the Company to: incur additional debt, including sale and leaseback transactions; pay dividends or distributions on its capital stock or repurchase capital stock; issue stock of subsidiaries; make certain investments; create liens on its assets to secure debt; enter into transactions with affiliates; merge or consolidate with another company; and transfer and sell assets. As noted, the indenture contains a covenant to limit the incurrence of additional indebtedness as measured by its fixed charge coverage ratio, as defined. The Company may incur indebtedness on or before December 31, 2006 if this ratio is greater than 2.0 to 1.0 or greater than 2.25 to 1.0 if such indebtedness is incurred thereafter. The Company will not incur pari passu indebtedness if the ratio is less than or equal to 2.5 to 1.0. The Company obtained a waiver relative to the 2006 lease transaction with an affiliate, which is described in Note 7.

The Company estimates the fair value of the Senior Notes at December 31, 2006 to be approximately $134.5 million, based on their publicly traded value at that date compared to a recorded amount of $140.8 million as of December 31, 2005.

Effective with the Acquisition, the Company entered into a five-year senior secured revolving line of credit facility (the “Revolver”). The Revolver provides for borrowings up to $15 million, as defined, which includes a $10 million sub-facility for the issuance of letters of credit. There were no outstanding advances under the Revolver at December 31, 2006 or December 31, 2005. Interest on outstanding advances is payable monthly and is based on the prime rate or LIBOR (9.25% and 8.25% at December 31, 2006 and 2005, respectively). Borrowings under the Revolver are collateralized by substantially all of the Company’s assets. The Revolver was terminated February 22, 2007 and replaced with a $15 million revolving line of credit under the same credit facility as the floor plan arrangement.  The terms of the new revolving line of credit have not significantly changed from the prior agreement.

The Company had outstanding letters of credit amounting to $2,800,000 and $2,500,000 at December 31, 2006 and 2005, respectively.

Interest expense and related costs on long-term debt were approximately $17,157,000, $17,813,000 and $12,290,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE 10 - INCOME TAXES

The components of the Company’s income tax expense are as follows:

	2006	2005	2004
Current
Federal	$1,243,803	$3,636,468	$2,017,826
State	212,828	523,894	345,410
	1,456,631	4,160,362	2,363,236

Deferred
Federal	(295,736)	(1,510,936)	(658,167)
State	(50,829)	(162,316)	(47,037)
	(346,565)	(1,673,252)	(705,204)

Tax benefit of ESOP deductions credited to paid-in capital	—	—	1,696,400

	$1,110,066	$2,487,110	$3,354,432

    A reconciliation of income taxes calculated using the statutory federal income tax rate (34% in 2006 and 2005 and 35% in 2004) to the Company’s income tax expense for the years ended December 31 is as follows:

	2006		2005		2004
	Amount	%	Amount	%	Amount	%
Income taxes at statutory rate	$989,663	34.0%	$2,226,779	34.0%	$3,914,100	35.0%
Non-deductible expenses	13,484.5%		10,128.2%		231,380	2.1%
State income taxes, net of federal tax benefit	106,919	3.6%	238,641	3.6%	193,942	1.7%
Reversal of prior year tax reserves					(1,000,000)	(8.9)%
Other, net			11,562.2%		15,010.1%

Income tax expense	$1,110,066	38.1%	$2,487,110	38.0%	$3,354,432	30.0%

    Deferred tax assets and liabilities were as follows:

	2006	2005
Deferred tax assets:
Inventory and receivable allowances	$333,131	$224,014
Reserve for charge-backs	807,000	781,875
Other accrued liabilities	1,056	223,628
Deferred rent	5,645,754	675,923
Unearned rental income	1,421	320,308
Depreciation and amortization	—	154,072
Other, net	235,981	193,721
	7,024,343	2,573,541

Deferred tax liabilities:
Prepaid expenses	(510,606)	(236,549)
Inventories	(2,465,480)	(2,383,508)
Depreciation and amortization	(541,500)	—
Property and equipment	(8,179,954)	(3,642,782)
Intangible assets	(26,191,125)	(27,300,930)
	(37,888,665)	(33,563,769)

Net deferred tax liabilities	$(30,864,322)	$(30,990,228)

Presented in the balance sheets as:
Non-current deferred tax assets	$—	$2,180,727

Current deferred tax liabilities	(2,157,135)	(394,306)
Long-term deferred tax liabilities	(28,707,187)	(32,776,649)
	(30,864,322)	(33,170,955)

	$(30,864,322)	$(30,990,228)

    As a matter of course, the Company is regularly audited by various taxing authorities and, from time to time, these audits result in proposed assessments where the ultimate resolution may result in the Company owing additional taxes. The Company believes that its tax positions comply with applicable tax law and that it has adequately provided for the likely outcome related to these matters. Included in income taxes payable at December 31, 2006 and 2005 is approximately $.5 million associated with these matters. During the year ended December 31, 2004, the Company reversed $1.0 million of tax reserves established in certain prior years following the filing of amended income tax returns for those years and payment of the additional tax liabilities due thereon.

NOTE 11 - EMPLOYEE BENEFIT PLANS

Effective with the Acquisition (see Note 2), LD Holdings’ employee stock ownership plan (“ESOP”) was terminated and all corresponding obligations were paid.

The Board of Directors determined its ESOP contribution annually. All transactions relative to the ESOP were funded by Lazy Days and, as a result, the ESOP obligations were recorded on the financial statements of Lazy Days. The ESOP borrowed funds from Lazy Days to purchase shares of Class A common stock from the former majority stockholder of Lazy Days on July 19, 1999. These shares were held by the ESOP in the ESOP trust’s suspense account and were allocated to individual ESOP participants as the loan was repaid. The loan obligation of the ESOP of $95,523,365 at December 31, 2003 was considered unearned employee ESOP shares and, as such, was recorded as a reduction of the Company’s stockholder’s equity. The Company’s contributions to the ESOP, plus any dividends paid on unallocated shares held by the ESOP, were used to repay the loan principal and interest. Both the loan obligation and the unearned ESOP shares were reduced by the amount of the loan principal repayments made by the ESOP. The ESOP compensation expense totaled $534,000 for the year ended December 31, 2004. The compensation expense was computed based upon the fair value of the ESOP shares committed to be released to participants for the relevant year. The number of ESOP shares committed to be released to participants totaled 46,883 shares for the year ended December 31, 2004.

Effective January 1, 2003, the Company established a profit sharing plan with 401(k) provisions (the “Plan”). The Plan covers substantially all employees. The Plan allows employee contributions to be made on a salary reduction basis under Section 401(k) of the Internal Revenue Code. Under the 401(k) provision, the Company makes discretionary matching contributions equal to 50% of the employees’ contribution not to exceed 4% of employee pre-tax deferrals. Expense under the Plan for the years ended December 31, 2006, 2005 and 2004 was approximately $537,000, $523,000 and $473,000 respectively.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company purchases and sells new vehicles under various consignment arrangements, including one with a related party. During the term of this arrangement, which commenced on December 29, 2001, the Company has purchased virtually all inventory that has been held under consignment. The total consigned inventory, which is not included in the Company’s balance sheets, approximated $14.3 million and $17.4 million at December 31, 2006 and 2005, respectively. Total inventory purchased by the Company under this consignment arrangement totaled approximately $107 million, $143 million and $141 million for the years ended December 31, 2006, 2005 and 2004, respectively. This consignment arrangement, as amended October 12, 2006, requires the Company to begin paying consideration for the consignment of such units.  Required payments begin in October 2007 and are based on U.S. Treasury rates times the average value of units on hand, as defined.

Employment agreements exist between the Company and its two senior officers which expire five years from the date of the Acquisition. The agreements may continue on terms mutually agreeable to the parties. The agreements detail various matters including but not limited to base compensation and bonus compensation.

    In addition, concurrent with the Acquisition, the Company entered into a non-competition agreement with its past Chairman of the Board and a shareholder of LD Holdings, whereby the past Chairman agreed not to engage in any business competing with the businesses of the Company for a period of five years following the Acquisition, or if later, three years following termination of employment with the Company. In consideration thereof, the past Chairman will be paid $2 million per year so long as he continues to remain employed by the Company or serves as a member of the board of directors of the Company, LD Holdings or RV Acquisition, as defined.

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

The Company’s Phantom Stock Plan benefits vested to participants over a 60-month period from the termination date or in the event of the death or disability, provided that the participant was actively employed by the Company on the day prior to that event, or upon the 65th birthday of a participant, provided that such was employed by the Company at least ten years. The plan was terminated on August 6, 2002 and the value of all accrued and future benefits there under, as calculated based on a formula described in the plan as of December 31, 2001, were to be paid to participants over a specified time and subject to certain conditions. Payments made relative to the liquidation of the plan totaled approximately $705,000 in 2004.

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

In 2004, the Company recorded expense of approximately $1,088,000, related to these phantom stock plans.

NOTE 14 - LD HOLDINGS AND RV ACQUISITION

The balance sheets of LD Holdings, a wholly owned subsidiary of RV Acquisition, consisted of the following at December 31, 2006 and 2005:

	2006	2005
ASSETS
Investment in and equity in earnings of Lazy Days	$73,665,492	$71,497,020

STOCKHOLDER'S EQUITY
Common stock, Class A	$1	$1
Paid-in capital	67,000,000	67,000,000
Retained earnings	6,665,491	4,497,019

Total stockholder's equity	$73,665,492	$71,497,020

 The balance sheets of RV Acquisition consisted of the following at December 31, 2006 and 2005:

	2006	2005
ASSETS
Investment in and equity in earnings of LD Holdings	$73,665,492	$71,497,020

LIABILITIES
Due to Lazydays	$51,372	$—

STOCKHOLDERS’ EQUITY

Preferred stock, Series A, including accrued dividends of $26,547,610 in 2006 and $15,340,912 in 2005	$88,547,610	$77,340,912
Common stock, $.01 par value	49,947	50,000
Paid-in capital	4,941,771	4,950,000
Accumulated deficit	(19,925,208)	(10,843,892)

Total stockholders' equity	73,614,120	71,497,020

Total liabilities and stockholders' equity	$73,665,492	$71,497,020

The Series A Preferred stock of RV Acquisition accrues dividends at a rate of 14% per annum, compounded semi-annually. Dividends on the Series A Preferred Stock are not required to be paid in cash and accrue whether or not declared and whether or not there are profits, surplus or other funds legally available for payment of the dividend. Accrued and unpaid dividends on the Series A Preferred Stock aggregated $26,547,610 at December 31, 2006 and $15,340,912 at December 31, 2005. Upon a sale of RVAcquisition, the holders of Series A Preferred Stock have the right to request RV Acquisition to redeem their shares at a price equal to the initial purchase price plus any accrued and unpaid dividends thereon. Similarly, BRS (as holder of the majority of the Series A Preferred Stock) has the right, upon certain change of control transactions, to have such transactions treated as a liquidation event, as a result of which all shares of Series A Preferred Stock will be redeemed at a price equal to the initial purchase price plus any accrued and unpaid dividends thereon.

Effective August 20, 2004, RV Acquisition established a nonqualified stock option plan (the “Plan”) for certain of its directors, officers, consultants and employees. The Plan is administered by the Board of Directors or a committee designated by the Board. The Board of Directors may grant options and establish the option term, vesting period and exercise price. The maximum number of shares to which options may be granted shall not exceed 768,301 and expire no later than ten years from the date of grant. In August 2004, the Board of Directors granted an aggregate of 363,636 stock options to three key employees at an exercise price of $1 per share, and an additional 20,000 stock options were granted to a key employee at an exercise price of $1 per share in November 2004. In December 2006, the Board of Directors granted an additional 243,360 stock options to a key employee at an exercise price of $1 per share. One-third of the option grant is subject to time vesting and becomes exercisable in five equal installments on the anniversary of the grant. One-third of the option grant vests upon BRS reaching an IRR of 25% and one-third vests upon BRS reaching an IRR of 30%.

Effective January 1, 2006, RV Acquisition adopted SFAS No. 123R (revised 2004), "Share-Based Payment" as interpreted by SEC Staff Accounting Bulletin No. 107.  SFAS No. 123R supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123, "Accounting for Stock-Based Compensation."  However, SFAS No. 123R requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant.  Compensation expense for the year ended December 31, 2006 was insignificant.

Prior to January 1, 2006, the Company accounted for its stock options under the recognition and measurement principles of APB Opinion No. 25, and related interpretations.  Accordingly, no stock-based employee compensation cost was reflected in net earnings prior to January 1, 2006 as all options to purchase common stock of the Company had an exercise price equal to, or greater than, the market value of the underlying common stock on the date of grant.  Pro forma net income for the years ended December 31, 2005 and 2004, computed under the minimum value method of SFAS No. 123, would not have differed significantly from its reported net income.

Financial Statement Schedule

LAZY DAYS’ R.V. CENTER, INC.
Schedule II: Valuation and Qualifying Accounts

Column A Description	Column B Balance at Beginning of Period	Column C Additions Charged to Costs and Expenses	Column D Deductions	Column E Balance at End of Period
Year ended December 31, 2006:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful receivables	$279,557	$297,484	$27,734	$549,307
Reserves which support the balance sheet caption, reserves:
Reserve for charge-backs	$2,085,000	2,353,000	2,286,000	2,152,000
Year ended December 31, 2005:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful receivables	$437,846	$56,298	$214,587	$279,557
Reserves which support the balance sheet caption, reserves:
Reserve for charge-backs	$2,034,000	$2,539,000	$2,488,000	$2,085,000
Year ended December 31, 2004:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful receivables	$321,834	$205,865	$89,853	$437,846
Reserves which support the balance sheet caption, reserves:
Reserve for charge-backs	$1,769,000	$2,927,000	$2,662,000	$2,034,000

All other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our Principal Executive Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report, has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC.  Such officer also confirms that there were no significant changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

b) Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2006 that have materially affected, or are likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages and a brief account of the business experience of each person who is a director or executive officer of Lazydays as of the date hereof.

Name	Age	Position
John Horton	48	Chief Executive Officer, Director
Stewart Schaffer	55	Chief of Marketing and Communications
Patrick Overby	45	General Manager, Sales
Steve Ratcliff	53	Finance and Insurance Manager
Bob Grady	52	Director of Service and Parts
Joe Wiley	44	Chief Information Officer
Linda Stephens	31	Director of Corporate Reporting and Investor Relations
Don Wallace	58	Chairman
Charles Macaluso	63	Director
Thomas Baldwin	48	Director and Compensation Committee Chairman
Stephen Sherrill	54	Director
Michael Salvati	54	Director and Audit Committee Chairman
Thomas Donnelly	50	Director
Thomas Millner	53	Director

John Horton began working with us in 2001 as Chief Operating Officer. In August 2005, he was appointed Chief Executive Officer. In his current capacity Mr. Horton oversees the ongoing operations and develops future plans for the Company. From 2000 to 2001, Mr. Horton served as Executive Vice President of Aavid Thermalloy, a manufacturer of thermal management products. From 1996 to 2000, Mr. Horton held positions as CEO and CFO of IPM Service Corporation, a manufacturer of automotive aftermarket products. From 1980 to 1996, he held various financial and operations managerial positions at Zenith Electronics Corporation and Zenith Data Systems. Mr. Horton earned a BBA from the University of Michigan and an MBA from the University of Texas.

Stewart Schaffer joined us in 2000 and serves as our Chief Marketing and Communications Officer. Mr. Schaffer leads the Company’s efforts to maximize sales opportunities through promotions, membership programs, events, publications, the Lazydays website, rallies and other marketing activities. From 1987 to 2000, Mr. Schaffer served in executive marketing capacities for ClubCorp International, becoming Corporate Vice President of Marketing in 1994. Prior to that Mr. Schaffer held various senior marketing positions at American Express Company and International Paper Company. Mr. Schaffer earned a BS and an MBA from the Wharton School of the University of Pennsylvania.

Patrick Overby, joined Lazydays in 1991and serves as our General Manager of Sales. Mr. Overby is responsible for all Sales operations including Sales production, inventory, training and recruitment and supplier relations. Prior to becoming General Manager of Sales, Mr. Overby held positions at Lazydays including: Sales Associate, Training and Recruiting Manager, Sales Desk Manager, Director of Financial Services, and Assistant General Manager of Sales. From 1979 to 1991, Mr. Overby served in various sales/management positions with three other companies in the RV industry. Mr. Overby earned a MBA from Florida Technological University in Orlando, Florida.

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

Bob Grady has been with Lazydays since 2002 in Service and Parts management roles. In 2004 Mr. Grady was promoted to Director of Service and Parts where he is responsible for all of the Company’s service operations. Prior to Lazydays, Mr. Grady spent six years in the automotive parts aftermarket in operational and general management capacities, most recently with a supplier to Ford and General Motors. Before that, he held operational and financial management positions in the computer manufacturing industry. Mr. Grady holds a BS in Administration from the University of New Hampshire and an MBA from Bentley College. His areas of specialization include process improvement and materials management.

    Joseph Wiley joined the company in 2005 as our Chief Information Officer. He continues in that role and also has responsibility for Property Management, Purchasing and Contracts and RallyPark. Mr. Wiley brings a breadth of operating leadership and functional experience to our Company, including Information Technology; Electrical Engineering, Contracting and Construction; Real Estate; Long Range Planning; Fleet Engineering and Operations; Purchasing and Contracts; Inventory Management; Facilities Management and Project Management. Mr. Wiley earned a BS degree in Electrical Engineering from the University of South Florida, an MBA from the University of Tampa, and is registered as a Professional Engineer in the State of Florida.

Linda Stephens joined the Company in 2004 as the Director of Corporate Reporting and Investor Relations. Mrs. Stephens is a Certified Public Accountant (CPA), as designated by the State of Florida and before joining us, served as a manager with a regional CPA firm. Mrs. Stephens is responsible for investor relations, corporate reporting, financial analysis and all accounting functions of the company. Mrs. Stephens holds a BS degree in Accounting from the University of South Florida.

Don Wallace, along with his brother and father, founded the Company in 1976. Mr. Wallace is widely recognized throughout the RV industry as an innovator in RV retailing, having pioneered the super center concept. Mr. Wallace served as President and Chief Executive Officer until August 2005 at which time he was appointed Chairman of the Company as well as Chairman of the Board. On February 7, 2007, Mr. Wallace resigned as Chairman of the Board and announced his intent to retire as Chairman of the Company effective August 2, 2007.

Charles Macaluso is a founding principal of Dorchester Capital Advisors (formerly East Ridge Consulting, Inc.), a management consulting and corporate advisory firm founded in 1996. From March 1996 to June 1998, Mr. Macaluso was a partner at Miller Associates, Inc., a company principally involved in corporate workouts. From 1989 to 1996, Mr. Macaluso was a partner at The Airlie Group, LLP, a fund specializing in leveraged buyout, mezzanine and equity investments. He is the Chairman of the Board for GEO Special Chemicals and serves as a member of the audit committee. He is also a director of Global Crossing, Inc., where he serves on the executive committee. He is lead Director and member of the compensation committee and nominating committee for Darling International and Board of Director member for ICG-Holliston Industries.

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

Michael Salvati has over 25 years of financial and business experience. He has been a principal at Oakridge Consulting since 2000, where he provides financial consulting and interim management services for various companies. During this time, Mr. Salvati has served as the Chief Financial Officer of several companies. These assignments have included public filers such as AMIS Holdings, Inc., a designer and manufacturer of semiconductor products through its subsidiary, AMI Semiconductor, Inc., Global Exchange Services, and marchFirst. Prior to founding Oakridge Consulting, Mr. Salvati served as Chief Operating Officer at National Financial Partners from 1998 to 2000 and Chief Financial Officer of Culligan Water Technologies, Inc. from 1996 to 1998. Mr. Salvati was previously a partner at KPMG LLP. Mr. Salvati holds both a B.S. in Microbiology and M.S. in Accounting from the University of Illinois in Champaign-Urbana.

Thomas Donnelly is currently a partner with Landmark Partners, specializing in financial services, Kentucky Outdoor Advertising and Hard Ten Group. In 1971 Mr. Donnelly joined Camping World, Inc. where he served as Chief Executive Officer from 1986 until 2002. Camping World is the world’s largest retailer of RV accessories, supplies and services. Mr. Donnelly is also a Director of Branch Bank & Trust (BB&T) and Girls, Inc. both of Bowling Green, Kentucky.

Thomas Millner is currently the President and Chief Executive Officer of Remington Arms Company, Inc. He also served as the company’s President, Chief Executive Officer, and Director from 1994 until 1999. In 1987 Mr. Millner joined Pilliod Cabinet Company, a leading producer of opening price point bedroom wall systems, and living room tables. In 1990 he was named Chief Executive Officer where he served until Pilliod was sold to LADD Furniture in 1994. From 1976 until 1987 Mr. Millner held various sales and management positions with Broyhill and Thomasville Furniture Industries. Mr. Millner holds a BA with Honors from Randolph Macon College where he was admitted into Phi Beta Kappa. Mr. Millner is a Director of Stanley Furniture (NASDAQ:STLY) and serves as Chairman of the Audit Committee. Mr. Millner is also a director of Remington Arms Company, Inc.

 ITEM 11: EXECUTIVE COMPENSATION

The following discussion and analysis contains statements regarding future company performance targets and goals. These targets and goals are disclosed in the limited context of our compensation programs and should not be understood to be statements of management’s expectations or estimates of results or other guidance. We specifically caution readers of these statements not to apply these statements to other contexts.

Background and Overview

In this section, we provide certain aspects of our compensation program as it pertains to our Chairman, Chief Executive Officer, Chief Financial Officer, and our two other most highly compensated officers in 2006. We refer to these five people throughout as the “Named Executive Officers” or “NEOs”. Our discussion focuses on compensation and practices related to our most recently completed fiscal year.

We believe that the performance of each of the named executive officers has the potential to impact both our short-term and long-term profitability. Therefore, we place considerable importance on the design and administration of the executive compensation program.

Compensation Committee (“Committee”) Structure

The Compensation Committee is comprised of non-management directors. No member of the Compensation Committee was an officer or employee of LD Holdings or any of its subsidiaries during the fiscal year ended December 31, 2006. No member was formerly an officer of LD Holdings or of its subsidiaries. In addition, no executive officer of the Company serves on the board of directors or the compensation committee of another entity where a committee member is employed. Mr. Baldwin, Director and Chairman of the Compensation Committee, is a Managing Director of BRS, which owns approximately 84% of the common stock of RV Acquisition.

The Committee has responsibility for oversight and review of our total compensation strategy taking into consideration existing company-wide benefit plans. The Board of Directors has responsibility for the approval of any stock option grants.

The compensation for three of the Named Executive Officers was established through employment agreements that were negotiated as part of the acquisition of LD Holdings. As needed, the Compensation Committee reviews and approves any modifications to these three employment contracts.

Pat Overby (Sales Manager) and Steve Ratcliff (Finance & Insurance Manager) do not have employment agreements. The majority of their compensation is cash compensation, 100% of which is commission based on achieving sales targets, profit targets and other performance related targets. These targets are established by the Chief Executive Officer during the annual budgeting process and approved through the budget review by the Board of Directors. This approach has been taken because the majority of the effort of these individuals is short-term in nature (i.e. sales focus) rather than long-term (strategic focus). This approach allows us to be competitive with the compensation structure of the marketplace.

The Committee did not engage an outside compensation and benefits consultant during fiscal 2006.

Executive Compensation Philosophy

The objectives of our executive compensation program are to provide our executives with a compensation package that supports our goals, is competitive and provides executives with rewards equal to their contribution to the Company’s success. In some cases, compensation was established as part of the negotiated acquisition of the Company by RV Acquisition. In all other situations, executive compensation decisions are driven by a pay for performance philosophy. The goal is to provide a compensation package that is comparable to the marketplace and provide compensation that is commensurate with the executive’s contribution to the Company’s financial performance. Compensation structure is designed to provide a significant portion of total compensation through variable compensation.

Objectives of Executive Compensation - The objectives of our executive compensation program are to:

1.	attract and retain quality executive leadership,
2.	increase shareholder value,
3.	improve our overall performance,
4.	enhance the individual executive’s performance, and
5.	align incentives with the business unit and company areas most directly impacted by the executive’s leadership and performance.

The Committee strives to meet these objectives while maintaining market competitive compensation. The Committee attempts to make compensation decisions consistent with the foregoing objectives and considerations including, in particular, market levels of compensation it believes are necessary to attract, retain, and motivate our executive officers. Therefore, the Committee does not take into account an individual’s net worth or the aggregate wealth accumulated or realizable by the individual from past compensation grants.

Role of Executive Officers in Determining Executive Compensation

 The Committee oversees the administration of executive compensation plans, including the design, performance measures, and award opportunities for the executive incentive programs, and certain employee benefits. The Committee has the authority to determine, and recommend for Board of Directors approval, all compensation and awards to the Chairman, Chief Executive Officer and Chief Financial Officer.

Decisions Regarding Composition of Total Compensation

We provide a competitive mix of pay elements that align executive incentives with shareholder value. The primary components of the executive compensation program are:

•	Base salary,
•	Annual cash incentives,
•	Long-term incentives,
•	Benefits, and
•	Severance benefits

A brief description of these components and related programs follows.

Base Salary - Base salary is designed to provide competitive levels of compensation to executives based upon their experience, duties and scope of responsibility. We pay base salaries to provide a basic level of compensation in order to recruit and retain executives.

Effective January 1, 2006, the base salary for John Horton was increased from $500,000 to $600,000. This increase was made in order to reflect his promotion to Chief Executive Officer. For a discussion of the Named Executive Officers’ employment arrangements, please see the narrative accompanying the Summary Compensation Table.

   Annual Cash Incentives (“Bonus”) - We use our Annual Cash Incentives as a short-term incentive to drive achievement of our annual performance goals. The goal is to focus on the achievement of annual financial goals and provide cash awards relative to performance. Annual Cash Incentives are designed to:

•	Support our strategic business objectives,
•	Promote the attainment of specific financial goals,
•	Reward achievement of specific performance objectives.

The Annual Cash Incentive is paid based on the actual EBITDA performance relative to the budgeted EBITDA. EBITDA is net income from operations increased by the sum of interest expense, income taxes, depreciation, amortization and other non-cash items, as defined.

The Board of Directors sets the targeted EBITDA level through its review and approval of the annual budget. In determining final awards and in evaluating personal performance, the Board considers adjusting EBITDA and other corporate performance measures for unplanned, unusual or non-recurring items of gain or expense. In 2006, the Board exercised its discretion by adding to reported EBITDA the amount of non-compete payments made to Don Wallace and management fees paid to BRS and Mr. Wallace.

As discussed above, 100% of the cash compensation for the Sales Manager and Finance & Insurance Manager is commission based. Annual Cash Incentives for the Chief Executive Officer and Chief Financial Officer are based on their employment agreements that were negotiated in conjunction with the acquisition of Lazy Days. Based on his employment agreement, the Chairman is not eligible for an Annual Cash Incentive.

The Chief Executive Officer is eligible to receive a bonus of $200,000 upon achieving 85% of the targeted EBITDA each year. The bonus increases to up to $400,000 upon achieving 115% of the targeted EBITDA. If the EBITDA falls between 85% and 115% of the targeted EBITDA, a pro-rata payment is made. If performance falls below 85% of the targeted EBITDA level, no bonus is paid. The EBITDA as measured for the Annual Cash Incentive was less than 85% of budget for the 12 months ended December 31, 2006. Since performance was below 85%, no Annual Cash Incentive was paid to Mr. Horton.

The Chief Financial Officer is eligible to receive 40% of his base salary upon achieving 85% of the targeted EBITDA each year. The bonus increases up to 80% of base salary upon achieving 115% of the targeted EBITDA. If the EBITDA falls between 85% and 115% of the targeted EBITDA, a pro rata payment is made. If performance falls below 85% of the targeted EBITDA level, no bonus is paid. The EBITDA as measured for the Annual Cash Incentive was 85.5% of budget for the nine months ended September 30, 2006. Mr. Thibault was paid a bonus equal to 40.7% of his base compensation for the nine month period. He retired on October 2, 2006.

Long-term Incentive Plans - Our compensation structure also includes long-term variable compensation at the senior executive levels because of our desire to reward effective long-term management decision making. Long-term incentives are designed to focus attention on long-range objectives and future returns to shareholders. Long-term Incentive Plans utilized by the Company include:

Stock Option Awards In connection with the purchase of LD Holdings by RV Acquisition, RV Acquisition stock option grants were issued by RV Acquisition to our three most senior executives who would have the largest impact on the Company’s long-term performance. Stock option grants are made at the discretion of the Compensation Committee and Board of Directors pursuant to the 2004 Stock Plan as amended, which is administered by the Committee and approved by the Board of Directors.

We grant only nonqualified stock options. These awards are used to: (1) create a fundamental, long-term linkage between the interests of executives and shareholders, and (2) recruit and retain executive talent.

Stock options represent 100 % of long-term incentive compensation for our Chairman, Chief Executive Officer and Chief Financial Officer. On August 20, 2004 initial grants of 121,212 shares were made to Mr. Wallace, Mr. Horton and Mr. Thibault. The options are subject to time vesting in five equal installments on the anniversary date of the grant. The options expire after 10 years. The options have an exercise price of $1.00.

On December 28, 2006, an additional grant of 243,360 shares was made to Mr. Horton as a result of his additional responsibilities as Chief Executive Officer. This grant expires after 10 years. One-third of the option grant is subject to time vesting and becomes exercisable in five equal installments on the anniversary of the grant. One-third of the option grant vests upon BRS reaching an IRR of 25% and one-third vests upon BRS reaching an IRR of 30%. All options have an exercise price equal to $1.00. Accordingly, the actual value an executive will realize is tied to future stock price appreciation and is therefore aligned with corporate performance and shareholder stock price returns.

Long-term Incentive Plan Our General Sales Manager and Finance & Insurance Manager participate in the Long-term Incentive Plan of RV Acquisition. Under the terms of the plan, participants would share pro-rata (based on salary) in a pool equal to approximately 7.5% of the total common equity value of RV Acquisition upon occurrence of a Trigger Event as defined in the plan. A Trigger Event means the sale of RV Acquisition (whether by sale of a majority of its stock or a sale of all or substantially all of its assets, including the sale of Lazy Days RV Center, Inc.) or a public offering of RV Acquisition’s common stock resulting in gross proceeds to RV Acquisition and selling stockholders of $60 million (unless the Board determines that no “change of control” has occurred within the meaning of the tax law). If the payment date occurs due to a public offering described above, the payments due under the plan may be made in shares of RV Acquisition’s common stock.

Benefits - The Company provides the following benefits:
•
401(k) Plan - We offer a qualified 401(k) Plan. We make matching contributions to the 401(k) Plan to encourage employees to save money for their retirement. These plans, and our contributions to them, enhance the range of benefits we offer to executives and enhance our ability to attract and retain employees. Under the terms of the qualified 401(k) Plan, employees may defer from 1% to a maximum of $15,500 or $20,500 if over 50 of their eligible pay. The Company makes discretionary matching contributions equal to 50% of the employee contribution not to exceed 4% of employee pre-tax deferrals. In 2006, Company matching contributions were approximately $21,000 for the NEOs.

•
Perquisites and Other Benefits - Perquisites and other benefits represent a small part of our overall compensation package. Perquisites for Mr. Wallace, Mr. Thibault and Mr. Horton were established by their employment contracts. The primary perquisites for Mr. Wallace, Mr. Horton and Mr. Thibault are payment of health insurance, company paid life and disability insurance payments, and cash payments to cover the tax liability to the executives for the imputed value of such benefits. Certain tax, accounting, and other regulations often subject our executives to taxation on the receipt of certain benefits irrespective of the value such benefit conferred to the executive. In these situations, we typically provide a tax gross-up payment to the executive to reimburse the executive for approximate amounts of additional tax liability the executive will need to pay as a result of receiving such benefits. In addition to these perquisites, Mr. Horton may be reimbursed for tuition to attend up to one short-term management program per year. He may also be reimbursed up to $150,000 for relocation expenses.

Other Guidelines and Procedures Affecting Executive Compensation

Stock-Based Compensation - Policies related to Stock-Based Compensation include the following:

•	Procedures Regarding Committee Approval and Delegation of Authority - The Committee and Board of Directors approve all grants of stock-based compensation.
•	Procedures Regarding Timing and Pricing of Awards - Our policy is to not grant “in-the-money” options or options with exercise prices below market value on the date of grant.

Compensation for Mr. Overby and Mr. Ratcliff is established by Mr. Horton and approved by the Board of Directors through approval of the annual budget.

Summary
    In summary, we believe this mix of salary, potentially significant variable cash incentives and the potential for equity ownership in RV Acquisition motivates our management team to produce strong returns for shareholders. We further believe this program strikes an appropriate balance between the interests and needs of Lazy Days in operating our business and appropriate employee rewards based on shareholder value creation.

Report of the Compensation Committee on the Compensation Discussion and Analysis
      The Compensation Committee reviewed and discussed the Compensation Discussion and Analysis included in this Annual Report on Form 10-K with management. Based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for filing with the Securities and Exchange Commission.

Submitted by the Compensation Committee of Lazy Days’ R.V. Center Inc.’s Board of Directors.

Thomas Baldwin, Director and Chairman of the Compensation Committee
Thomas Millner, Director
Thomas Donnelly, Director

Summary of Cash and Certain Other Compensation and Other Payments to the Named Executive Officers

Overview - The following sections provide a summary of cash and certain other amounts we paid for the year ended December 31, 2006 to the named executive officers. Except where noted, the information in the Summary Compensation Table generally pertains to compensation to the named executive officers for the year ended December 31, 2006. The compensation we disclose below is presented in accordance with SEC regulations. According to those regulations we are required in some cases to include:

•	amounts paid in previous years,
•	amounts that may be paid in future years, including amounts that will be paid only upon the occurrence of certain events, such as an involuntary termination,
•	amounts we paid to the named executive officers which might not be considered “compensation” (for example, non-compete payments)
•	an assumed value for share-based compensation equal to the fair value of the grant as presumed under accounting regulations, even though such value presumes the option will not be forfeited or exercised before the end of its 10-year life, and even though the actual realization of cash from the award depends on whether our stock price appreciates above its price on the date of grant, whether the executive will continue his employment with us, and when the executive chooses to exercise the option.

Therefore, we encourage you to read the following tables closely. The narratives preceding the tables and the footnotes accompanying each table are important parts of each table. Also, we encourage you to read this section in conjunction with the Compensation Discussion and Analysis, above.

2006 Summary Compensation Tables

The following table provides information concerning the compensation of the named executive officers for our most recently completed fiscal year.

In the column “Salary”, we disclose the amount of base salary paid to the named executive officer during the fiscal year. In the column “Bonus”, we disclose the annual performance bonus that is paid to Named Executive Officers. The column “Option Awards” reflects the dollar amount of stock-based compensation recognized for 2006 financial statement reporting purposes in accordance with FAS 123R. The amounts relate to stock option awards granted to the named executive under the Amended RV Acquisition, Inc. 2004 Stock Option Plan as amended. For stock options, the FAS 123(R)fair value per share is based on certain assumptions which we explain in footnote 14 to our financial statements which is included in our annual report on Form 10-K. The amounts shown in the 2006 Summary Compensation Table also include a ratable portion of each grant we made in prior years to the extent the vesting period fell in 2006. Please also refer to the second table, “2006 Grants of Plan-Based Awards” for new grants made during 2006.

In the column “All Other Compensation,” we disclose the sum of the dollar value of:

•	perquisites and other personal benefits, unless the aggregate amount of such compensation is less than $10,000;
•	all “gross-ups” or other amounts reimbursed during the fiscal year for the payment of taxes;
•	any commission payments
•	amounts we paid or which became due related to non-compete payments, termination, or severance, if any;
•	any health, life or disability insurance premiums we paid during the year for the benefit of a Named Executive Officer.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (5) (6)	All Other Compensation ($)(7)	Total ($)
Don Wallace (1)	2006	$1,060,008	$—	—	$2,089,009	$3,140,017
John Horton (4)	2006	$613,588	$—	—	$36,806	$650,394
Chuck Thibault (2) (3)	2006	$474,030	$193,308	—	$35,855	$703,193
Patrick Overby	2006	$—	$—	—	$392,980	$392,980
Steve Ratcliff	2006	$—	$—	—	$295,390	$295,390

1)
During fiscal 2006, Mr. Wallace served as Chairman of the Board and Chairman of the Company. On February 7, 2007, he announced that he would retire as Chairman of the Company, effective August 2, 2007. He also resigned as Chairman of the Board effective February 7, 2007.

2)
Mr. Thibault retired effective October 2, 2006. Subsequent to his retirement, Mr. Thibault provides services under a consulting agreement which pays him $2,500 per day for consulting services required by the Company. In 2006, Mr. Thibault was paid $5,000 for consulting services.

3)
In fiscal 2006, Mr. Thibault was paid a bonus of $193,308. Mr. Thibault retired effective October 2, 2006. The bonus reflects a pro rata payment for the nine month period ending September 30, 2006. During that period, the Company had attained 85.5% of the targeted EBITDA that had been established for paying the Annual Cash Incentive.

4)	For all of fiscal 2006, the Company did not achieve 85% of its targeted EBITDA. As a result, Mr. Horton was not paid an Annual Cash Incentive bonus for 2006.
5)
As a part of their employment agreements, Mr. Wallace, Mr. Horton and Mr. Thibault received stock option grants. These options have a 10 year term and vest in five equal installments on the anniversary date of the grant. The shares have an exercise price of $1.00 per share. All three were awarded 121,212 shares. Subsequent to his retirement on October 2, 2006, Mr. Thibault’s shares were returned to the option pool.

6)
Mr. Horton was awarded a second grant of 243,360 shares on December 28, 2006. One-third of these shares vest ratably over five years on the anniversary date of the grant. One-third will vest upon achieving a financial return for BRS of 25%. One-third will vest upon achieving a financial return for BRS of 30%. These options have a 10 year term and an exercise price of $1.00

7)	Other Compensation is comprised of the following components:

Name	Medical Insurance	Life & Disability Insurance (A)	401(k) Match (B)	Tax Gross-ups (C)	Other (D)	Total
Don Wallace	$9,772	$8,494	$4,200	$3,578	$2,062,965	$2,089,009
John Horton	$15,941	$10,591	$4,200	$6,074	$—	$36,806
Chuck Thibault	$15,679	$9,483	$4,200	$6,493	$—	$35,855
Patrick Overby	$3,853	$—	$4,200	$—	$384,927	$392,980
Steve Ratcliff	$3,853	$—	$4,200	$—	$287,337	$295,390

(A)	The company reimburses Mr. Wallace, Mr. Horton and Mr. Thibault for the cost of life insurance and disability insurance. These payments are grossed up for tax payments.
(B)	The amount shown includes our matching contributions to the 401(k) Plan.
(C)
Mr. Wallace’s gross-ups include $3,578 for life and disability payments, Mr. Horton’s gross-ups include $6,074 for life and disability payments. Mr. Thibault’s gross-ups include $6,493 for life and disability payments.

(D)	The amount shown for Mr. Wallace’s Other includes $2,000,000 for non-compete payments and $62,965 for annual management fee. The amount for Mr. Overby and Mr. Ratcliff are for commissions earned.

Employment Agreements and Other Compensation Plans

Three of our Named Executive Officers have employment agreements. Don Wallace, John Horton and Chuck Thibault. Pat Overby and Steve Ratcliff have compensation plans that define the financial targets for the year as well as their compensation for achieving each target.

Other Compensation Plans

One hundred percent (100%) of the cash compensation for Messrs. Overby and Ratcliff is based on commissions. As is customary for these positions, the vast majority of compensation is based on cash incentives rather than long-term equity incentives. This approach has been taken because of the majority of the effort of these individuals is short-term in nature (i.e. sales focus) rather than long-term (strategic focus). This approach allows us to be competitive with the compensation structure of the marketplace.

     The plan for Mr. Overby provides compensation based on the level of sales and profitability that is attained by the sales group. A portion of his compensation is also based on achieving defined delivery goals and inventory turnover goals.  The plan for Mr. Ratcliff is based on the profitability of the Finance and Insurance Group.

Employment Agreements -
On May 14, 2004, our parent, LD Holdings was acquired by R.V. Acquisition. This transaction is described in Note 1 of our financial statements. Concurrent with the signing of the transaction documents, the Company and RV Acquisition entered into employment agreements with Don Wallace (President and Chief Executive Officer at the time of the acquisition), Chuck Thibault (Chief Financial Officer at the time of the acquisition), and John Horton (Chief Operating Officer at the time of the acquisition). On August 5, 2005, John Horton was named Chief Executive Officer and Don Wallace was named Chairman. On October 2, 2006, Chuck Thibault retired from the Company. On December 28, 2006, the Company amended Mr. Horton’s employment contract to increase his salary and stock options to reflect his new responsibilities as Chief Executive Officer. On February 7, 2007, Don Wallace announced that he will retire as Chairman of the Company effective August 2, 2007.

 2006 Grants Of Plan-Based Awards

In this table, we provide information concerning each stock option grant made to a Named Executive Officer in the most recently completed fiscal year. The stock option awards are granted under the RV Acquisition, Inc. 2004 Stock Plan, as amended. In the third and fourth columns, we report the number of shares of common stock underlying options granted in the fiscal year and corresponding per-share exercise prices. In the final column, we report the aggregate FAS 123(R) value of all awards made in 2006; in contrast to how we present amounts in the Summary Compensation Table, we report such figures here without apportioning such amount over the service or vesting period.

Exercise
		Number of	Price of	Grant Date
	Equity	Options	Option	Fair Value
	Award	Granted:	Awards	Of Option
Name	Grant Date		($/sh)	Awards
John Horton (1)	12/31/2006	243,360	$1.00	$0.21

(1)
On December 28, 2006, Mr. Horton was granted 243,360 shares under the RV Acquisition 2004 Stock Option Plan, as amended. The options have a 10 year term. One-third of these shares vest ratably over 5 years on the anniversary date of the grant. One-third will vest upon BRS achieving a financial return of 25%. One-third will vest upon BRS achieving a financial return of 30%.

 Outstanding Equity Awards At Fiscal Year-End 2006

The following table provides information concerning unexercised options and stock that has not vested for each Named Executive Officer outstanding as of the end of our most recently completed fiscal year. Each outstanding award is represented by a separate row which indicates the number of securities underlying the award.

For option awards, the following table discloses the shares granted, the number exercisable at year end, the number of shares that are not yet exercisable, exercise price, and the expiration date.

Name	Number Of Option Shares Granted	Number Of Option Shares Exercisable	Number Of Option Shares Unexercisable	Option Expiration Date	Option Exercise Price
Don Wallace	121,212(1)	48,484	72,728	8/20/2014	$1.00
John Horton	121,212(1)	48,484	72,728	8/20/2014	$1.00
John Horton	243,360(2)		243,360	12/28/2016	$1.00
Chuck Thibault (3)	—	—	—	—	—

(1)	Options were granted on August 20, 2004. Options have a one year term and vest ratably over a five year period on the
(2)	anniversary date of the grant. The exercise price of shares is $1.00.
(3)
One-third of this grant becomes exercisable on a ratable basis over a five year period on the anniversary of the grant. One-third becomes exercisable upon BRS achieving a financial return of 25%. One-third becomes exercisable upon BRS achieving a financial return of 30%. Shares have a 10 year term and an exercise price of $1.00.

(4)
On August 20, 2004, Mr. Thibault was granted 121,212 options shares that became exercisable over a five year period on a pro rata basis. No shares were exercised and all shares were cancelled upon Mr. Thibault’s retirement on October 2, 2006.

We do not have any nonqualified deferred contribution or other nonqualified deferred compensation plans.

Option Exercises & Surrenders And Stock Vested In 2006

During fiscal 2006, there were no option exercises. During 2006, Mr. Thibault surrendered all option shares that he received in conjunction with his grant of 121,212 option shares on August 20, 2004. The surrender of shares resulted from his retirement on October 2, 2006.

Severance Plans - Mr. Wallace, Mr. Horton and Mr. Thibault are entitled to receive severance benefits upon certain qualifying terminations of employment based on an applicable provision in each executive’s employment agreement. These severance arrangements are intended to retain executives and provide continuity of management in connection with a threatened or actual change in control transaction. The principal elements of the severance provisions in their agreements are as follows:

•	Mr. Wallace is entitled to base salary for 6 months and all benefits provided for in his employment agreement.

•
Mr. Horton is entitled to base salary for 24 months and bonus payments based on the bonus that would have been payable to the executive for the fiscal year in which the employment is terminated. He is also entitled to all benefits provided for in their employment agreements for 24 months.

•	Mr. Thibault retired on October 2, 2006. Under his enrollment agreement, he will receive medical and dental coverage until the earlier of his death or becoming eligible for coverage under Medicare.

Potential Payments Upon Termination

The following table shows potential payments to our Named Executive Officers for various scenarios involving termination of each Named Executive Officer who is covered by an Employment Agreement. We have assumed a termination date of December 31, 2006. These amounts are estimates only. The actual amounts to be paid out can only be determined at the time of such Officer’s separation from us.

Under the Employment Agreements, the Company may repurchase option shares held by the Executive at the time of his termination. We have assumed that the repurchase cost at December 31, 2006 is $0 and all options would be cancelled.

Name	Executive Benefit Payments Upon Termination	Retirement	Involuntary Not For Cause Termination	For Cause Termination	Involuntary or Good Reason Termination	Death or Disability
Don Wallace	Base Salary	$—	$537,350	$—	$537,350	$—
	Non competition payments	$—	$1,000,000	$—	$1,000,000	$—
	Benefits	—	$$8,094	$—	$8,094	$—
John Horton	Base Salary	$—	$1,244,160	$—	$1,244,160	$—
	Bonus	$—	$—	$—	$—	$—
	Benefits	$—	$$32,900	$—	$32,900	$—
Chuck Thibault	Post-retirement health insurance	$210,450	$—	$—	$—	$—

Director Compensation

We reimburse members of the board of directors for any out-of-pocket expenses incurred by them in connection with services provided in such capacity. In addition, we compensate members of the Board of Directors who are not employees of Lazy Days or BRS $25,000 per year for services provided in that capacity and an additional $7,500 if such board member serves as the chairman of our audit committee or compensation committee. Board members are also paid $2,000 for meetings attended in person and $500 for meetings attended telephonically, and committee members are paid $1,000 per in person and $500 per telephonic meeting if a meeting occurs on a different day than a meeting of the full board.

On October 7, 2005, the Company entered into a Management Fee Agreement with Charles Macaluso. Services provided include management advisory, ongoing strategic planning, general corporate matters, organizing, implementing BOD activities and related activities. Mr. Macaluso is compensated $10,000 per month.

In October 2006, the Company entered into a Management Fee Agreement with Michael Salvati. Services provided include financial staff evaluation, assessing and interviewing candidates for the position of Chief Financial Officer, monthly review of financial statements and implementation assistance for the new enterprise resources management system. Mr. Salvati is compensated $2,000 per day as services are rendered.

The following table summarizes our director compensation during the 2006 fiscal year:

	Board Fees Earned or Paid in Cash	Management Fees
Thomas Donnelly	$33,000	$—
Charles Macaluso	$42,000	$120,000
Thomas Millner	$38,000	$—
Michael Salvati	$44,000	$20,500

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Holdings owns 100% of our common stock. The following table sets forth certain information with respect to the beneficial ownership of RV Acquisition’s Common Stock and Series A Preferred Stock as of December 31, 2006, by: (i) each person or entity who owns of record or beneficially 5% or more of any class of RV Acquisition’s voting securities; (ii) each of our named executive officers and directors; and (iii) all of our directors and named executive officers as a group. Except as noted below, the address for each of the directors and named executive officers is 6130 Lazy Days Boulevard, Seffner, Florida 33584-2968.

Security Ownership Table

Number and % of Shares of RV Acquisitions, Inc. (1)
	Series A Preferred Stock		Common Stock
	Shares	% Total	Shares	% Total
Greater than 5% Stockholders
Bruckmann, Rosser, Sherrill & Co. II, L.P. 126 East 56th Street New York, New York 10022(2)	35,534	57.4%	4,216,077	84.4%
Don Wallace	22,906	37.0%	531,915	10.6%
Named Executive Officers and Directors
Chuck Thibault	*	*	*	*
John Horton	*	*	*	*
Patrick Overby	*	*	*	*
Ken Scolaro	*	*	*	*
Steve Ratcliff	*	*	*	*
Bob Grady	*	*	*	*
Charles Macaluso	*	*	*	*
Thomas Baldwin(2),(3)	—	—	—	—
Stephen Sherrill(2),(3)	—	—	—	—
Michael Salvati	*	*	*	*
Thomas Millner	*	*	*	*
Thomas Donnelly	*	*	*	*
All executive officers and directors as a group(4)	24,128,933	38.9%	686,673	13.7%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

As ESOP participants became entitled to receive a stock distribution from the ESOP (i.e., in the event of retirement, death, total disability or termination of employment), certain participants put their shares to Holdings. If Holdings’ required payment for those shares exceeded a certain amount, Holdings issued notes to such participants. These notes were payable to various participants in annual installments over a period of five years, bearing interest at 8%. Approximately $1.2 million in principal of these distribution notes was outstanding at December 31, 2003, all of which were repaid in full and cancelled at closing in connection with the Transactions.

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

The ESOP was subject to applicable provisions of the Internal Revenue Code of 1986, as amended (the "Code") and the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and regulations thereunder, designed to protect the ESOP's participants and beneficiaries. The ESOP was a party to certain corporate and restructuring transactions entered into by Holdings and its affiliates in 1999, 2002 and 2004. In 2005 the Internal Revenue Service issued a favorable determination letter regarding the termination of the ESOP and in 2006 the Department of Labor finalized their review and determined no outstanding issues exist.

Facility Lease Agreement

The Company leases land and certain of its facilities from I-4 Land Holding Limited Company (“I-4”), a related entity controlled by Don Wallace under an operating lease arrangement which expires in December, 2022. The lease contains four (4) five-year renewal options upon expiration of the original lease term. The lease requires minimum monthly rental payments of approximately $309,000 through June 30, 2004 and $399,490 thereafter before abatements (subject to adjustments in 2008, 2013 and 2018 for increases in the CPI) and provides that the lessee pays all property taxes and insurance. Rent is recognized straight-line over the life of the lease resulting in deferred rent during the earlier years of the lease. The Company is responsible for maintenance costs and betterments on the facilities.

On October 12, 2006, the Company amended this lease agreement with I-4.  The lease was amended to modify the purchase option from $42 million (subject to CPI increases) through May 14, 2011 to a fair market value purchase option, as defined, through January 15, 2023; to permit I-4 to purchase certain of the Company's buildings located on land leased by the Company from I-4 as part of an asset purchase agreement, as well as reduce rents owed by the Company to I-4 by an aggregate of $2.7 million during 2006, 2007 and 2008. The amended lease agreement also gives the Company a right to purchase certain adjacent land currently rented by a third party.  Finally, the amended lease agreement and asset purchase agreement provided the Company with $11.6 million of cash, preserved its business use of all the leased real property and significantly reduced the Company's future lease obligation without increasing the existing lease term.

Consignment Sales Agreement

We hold new vehicles under a consignment arrangement with I-4 for up to 180 days. During the term of the agreement, we have purchased all inventories that have been held under consignment. The total consigned inventory, which is not included in our balance sheets, approximated $14.3 million and $17.4 million at December 31, 2006 and December 31, 2005, respectively. Total consigned inventory purchased by us has totaled approximately $107 million and $143 million for the years ended December 31, 2006 and December 31, 2005, respectively. This consignment arrangement, as amended October 12, 2006, requires the Company to begin paying consideration for the consignment of such units.  Required payments begin in October 2007 and are based on U.S. Treasury rates times the average value of units on hand, as defined.

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

Air Charter Services

Don Wallace owns a 100% interest in Air Logic Solutions, an air charter services company. In 2005 the Company paid Air Logic Solutions, on arms-length terms, $60,493 for air charter services. In 2006, the Company did not use the services of Air Logic Solutions.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for services provided to the Company by Crowe Chizek and Company LLC for 2006 and 2005 (dollars in thousands).

	2006	2005
Audit Fees (a)	$280	$254
Audit-Related Fees (b)	$69	$21
Tax Fees (c)	$37	$122
All Other Fees	$—	$—

Total	$386	$397

(a)
Fees for professional services provided for the audit of the Company’s annual financial statements as well as preissuance reviews of Lazydays’ quarterly reports on Form 10-Q, accounting consultations on matters addressed during the audit or interim reviews, and SEC filings.

(b)	Fees for professional services which principally include consultations relative to SEC filings and the Company’s real estate lease transaction.
(c)	Fees for professional services for tax related advice and compliance, including a transaction cost recovery study and acquisition analysis in 2005, which related to the 2004 tax period.

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

LazyDays' R.V. Center, Inc.

Date: March 31, 2007	By:	/s/ John Horton
Chief Executive Officer

Signature	Title	Date

/s/John Horton	Chief Executive Officer (Principal Executive Officer)	March 31, 2007
John Horton

/s/ Linda Stephens	Director of Corporate Reporting and Investor Relations	March 31, 2007
Linda Stephens

/s/ Charles Macaluso	Director	March 31, 2007
Charles Macaluso

/s/ Stephen Sherrill	Director	March 31, 2007
Stephen Sherrill

/s/ Thomas Baldwin	Director	March 31, 2007
Thomas Baldwin

/s/ Michael Salvati	Director	March 31, 2007
Michael Salvati

/s/ Thomas Donnelly	Director	March 31, 2007
Thomas Donnelly

/s/ Thomas Millner	Director	March 31, 2007
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

10.30	Management Fee Agreement with Charles Macaluso, dated October 7, 2005, filed as Exhibit 99.1 to Form 8-K dated October 13, 2005 and hereby incorporated by reference herein.(1)

10.31
First Amendment, dated as of September 29, 2006, to the Loan and Security Agreement, dated as of May 14, 2004*, by and between Wells Fargo Foothill, Inc., a California corporation (the "Lender"), and Lazy Days' R.V. Center, Inc., a Florida corporation (the "Borrower",) filed as Exhibit 10.3 to Form 8-K dated October 04, 2006.

10.32
Second Amendment, dated as of October 12, 2006, to Ground Lease dated July 15, 1999*, between I-4 Land Holding Limited Company, a Florida limited liability company (“Landlord”), and Lazy Days’ R.V. Center, Inc., a Florida corporation (“Tenant”,) filed as Exhibit 10.31 to Form 8-K dated October 18, 2006.

10.33
First Amendment, dated as of October 12, 2006, to Exclusive Consignment Contract for Sale of Recreational Vehicles, dated December 29, 2001*, is between I-4 Land Holding Limited Company, a Florida limited liability company, and Lazy Days’ R.V. Center, Inc., a Florida corporation, filed as Exhibit 10.32 to Form 8-K dated October 18, 2006.

10.34
Asset Purchase Agreement dated as of 26th day of September, 2006, between I-4 Land Holding Limited Company, a Florida limited liability company (the “Buyer”), and Lazy Days’ R.V. Center, Inc., a Florida corporation (the “Seller”,) filed as Exhibit 10.33 to Form 8-K dated October 18, 2006.

10.35
Amendment, dated as of December 28, 2006 amends the Employment Agreement dated as of May 14, 2004*(1) by Lazy Days R.V. Center, Inc., a Florida corporation (the “Company”), RV Acquisition Inc., a Delaware corporation, John Horton (the “Executive”), and Bruckmann, Rosser, Sherrill & Co. II, L.P., a Delaware limited partnership, filed as Exhibit 10.1 to Form 8-K dated January 3, 2007.

10.36
Amendment, dated as of December 28, 2006, pursuant to Article 6.6 of the RV Acquisition Inc. 2004 Stock Option Plan* (the "Plan"), the Board of Directors of RV Acquisition Inc. (the “Corporation”) adopted a resolution to amend the Plan and increase the number of shares of common stock of the Corporation subject to the Plan, filed as Exhibit 10.2 to Form 8-K dated January 3, 2007.

10.37
Non-qualified stock option agreement, dated as of December 28, between RV Acquisition Inc., a Delaware corporation (the “Company”), and John Horton (the “Optionee”), filed as Exhibit 10.3 to Form 8-K dated January 3, 2007.

10.38
Third Amended and Restated Credit Agreement, originally dated as of July 15, 1999, and as amended and restated as of July 31, 2002, May 14, 2004*, and February 22, 2007), by Lazy Days’ R.V. Center, Inc., a Florida corporation (the “Company”), Bank of America, N.A. (successor by merger to Banc of America Specialty Finance, Inc.), as Administrative Agent and as Collateral Agent, and Bank of America, N.A. (successor by merger to Banc of America Specialty Finance, Inc.) and Key Bank National Association (a national banking association), as Lenders, filed as Exhibit 10.30 to Form 8-K dated February 27, 2007.

10.39	Retirement Agreement with Donald W. Wallace, dated February 7, 2007.

10.40	Mutual Release and Non-disparagement Agreement by Lazy Days R.V. Center, Inc., a Florida corporation, LD Holdings Inc., RV Acquisition Inc. and Donald W. Wallace, effective February 7, 2007.

10.41	Consulting Agreement with Michael Salvati, dated October 5, 2006.

21.1	Subsidiaries of Lazy Days’ R.V. Center, Inc. ***

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*Previously filed with Form S-4 on August 12, 2004.
**Previously filed with Form S-4/A on October 29, 2004 and hereby incorporated by reference herein.
***Previously filed with Form 10-K dated March 31, 2005 and hereby incorporated by reference herein.
(1)Compensatory plan or arrangement or management contract as defined in Rule 601 of Regulation S-K.