Form 10-Q
period 2007-05-15
Lazy Days R.V. Center, Inc.
filed 2007-05-15
CIK 1296937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007
OR

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
Yes  ☐    No  ☒

As of May 15, 2007, the registrant had 100 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.

Lazy Days’ R.V. Center, Inc., a wholly owned subsidiary of LD Holdings, Inc.
Condensed Balance Sheets
	(unaudited)
	March 31, 2007	December 31, 2006
ASSETS
Current assets
Cash	$4,306,154	$3,253,637
Receivables, net	25,259,685	15,514,990
Refundable income taxes	—	377,633
Inventories	92,313,633	100,688,336
Prepaid expenses and other	2,985,486	3,001,928

Total current assets	124,864,958	122,836,524

Property and equipment, net	36,181,216	36,970,987

Loan and other costs, net	4,502,539	4,647,963
Goodwill	104,865,672	104,865,672
Intangible assets, net	74,709,509	75,222,812
Other assets	221,876	228,445

Total assets	$345,345,770	$344,772,403

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Floor plan notes payable	$53,887,971	$67,275,431
Accounts payable and accrued expenses	16,201,249	11,903,098
Accrued interest	6,628,272	2,548,495
Reserve for chargebacks	1,140,000	1,110,000
Customer deposits	2,579,918	1,421,168
Income tax payable	1,710,776	—
Deferred income taxes	2,157,135	2,157,135

Total current liabilities	84,305,321	86,415,327

Long-term debt, less current maturities	140,852,790	140,796,654
Reserve for chargebacks	1,090,000	1,042,000
Deferred rent	14,092,394	14,134,249
Deferred income taxes	28,431,328	28,707,187
Other	9,484	11,494

Total liabilities	268,781,317	271,106,911

Stockholder’s equity
Common stock, $.01 par value: 100 shares issued and outstanding	1	1
Paid-in capital	67,000,000	67,000,000
Retained earnings	9,564,452	6,665,491

Total stockholder’s equity	76,564,453	73,665,492

Total liabilities and stockholder’s equity	$345,345,770	$344,772,403

See accompanying notes to condensed financial statements.

Lazy Days’ R.V. Center, Inc., a wholly owned subsidiary of LD Holdings, Inc.
Condensed Statements of Operations (Unaudited)

	Three Months Ended
	March 31, 2007	March 31, 2006
Revenues
New vehicle	$142,486,314	$132,049,120
Pre-owned vehicle	84,670,024	85,689,929
Parts, service and other	11,301,416	12,079,958
Finance and insurance	6,869,454	6,797,337
Rally Park	813,231	745,921
Other	145,092	401,354

Total revenues	246,285,531	237,763,619

Cost of revenues
New vehicle	131,077,419	119,727,559
Pre-owned vehicle	76,144,309	76,477,548
Parts, service and other	4,754,779	4,770,410

Total cost of revenues	211,976,507	200,975,517

Gross profit	34,309,024	36,788,102

Selling, general and administrative expenses	24,189,170	24,824,406

Income before interest expense and income taxes	10,119,854	11,963,696

Interest expense	5,385,253	5,444,534

Income before income taxes	4,734,601	6,519,162

Income tax expense	1,835,640	2,520,297

Net income	$2,898,961	$3,998,865

See accompanying notes to condensed financial statements.

Lazy Days’ R.V. Center, Inc., a wholly owned subsidiary of LD Holdings, Inc.
Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31, 2007	March 31, 2006
Cash flows from operating activities
Net income	$2,898,961	$3,998,865
Adjustments to reconcile net income to net cash
Depreciation of property and equipment	974,622	734,043
Depreciation of rental vehicle inventory	2,653	312,000
Amortization of intangible costs	513,303	616,876
Amortization and write-off of loan and other costs	267,676	266,625
Amortization of discount on long-term debt	56,136	56,789
Loss on sale of property and equipment	2,198	2,234
Reserve for chargebacks	78,000	60,000
Deferred income taxes	(275,859)	(275,859)
Change in assets and liabilities
Receivables	(9,744,695)	3,706,455
Inventories	8,372,050	15,775,320
Prepaid expenses and other	16,442	(532,787)
Refundable income taxes	377,633	491,266
Other assets	6,569	10,543
Accounts payable, accrued interest, other accrued expenses
and customer deposits	9,534,668	4,422,299
Income taxes payable	1,710,776	2,104,890
Deferred rent	(41,855)	(20,482)

Net cash provided by operating activities	14,749,278	31,729,077

Cash flows from investing activities
Proceeds from sale of property and equipment	500	—
Purchases of property and equipment	(187,549)	(523,282)

Net cash used in investing activities	(187,049)	(523,282)

Cash flows from financing activities
Net payments under floor plan	(13,387,460)	(27,039,540)
Loan and other costs	(122,252)	—

Net cash used in financing activities	(13,509,712)	(27,039,540)

Net change in cash	1,052,517	4,166,255

Cash at beginning of period	3,253,637	4,726,164

Cash at end of period	$4,306,154	$8,892,419

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,305,476	$1,276,498
Cash paid during the period for income taxes	—	200,000

See accompanying notes to condensed financial statements.

Lazy Days’ R.V. Center, Inc., a wholly owned
subsidiary of LD Holdings, Inc.
Notes to Condensed Financial Statements

NOTE 1 - BASIS OF PRESENTATION AND OPINION OF MANAGEMENT

The accompanying unaudited interim condensed financial statements include the accounts of Lazy Days’ R.V. Center, Inc. (the “Company” or “Lazy Days”), a wholly owned subsidiary of LD Holdings, Inc. (“LD Holdings”), a non-operating holding company, and have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all of the information and financial statement disclosures necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the information furnished herein includes all adjustments necessary to reflect a fair statement of the interim periods reported. All adjustments are of a normal and recurring nature. Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. The December 31, 2006 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim financial statements and the related notes should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2006.

NOTE 2 - RECEIVABLES

Receivables consist of the following:

	March 31, 2007	December 31, 2006
Contracts in transit and vehicle receivables	$15,909,117	$9,262,233
Manufacturer receivables	8,076,736	5,371,397
Finance and other receivables	1,823,139	1,430,667

	25,808,992	16,064,297

Less: Allowance for doubtful accounts	549,307	549,307

	$25,259,685	$15,514,990

Contracts in transit represent receivables from financial institutions for the portion of the vehicle sales price financed by the Company’s customers through financing sources arranged by the Company.  Manufacturer receivables are due from the manufacturers for incentives, rebates and other programs.

Lazy Days’ R.V. Center, Inc., a wholly owned
subsidiary of LD Holdings, Inc.
Notes to Condensed Financial Statements

NOTE 3 - INVENTORIES

Inventories consist of the following:

	March 31, 2007	December 31, 2006
New recreational vehicles	$63,303,445	$68,398,121
Pre-owned recreational vehicles	29,019,578	32,386,060
Parts, accessories and other	2,345,758	1,707,848

	94,668,781	102,492,029

Less: LIFO reserve	2,355,148	1,810,355

	92,313,633	100,681,674

Rental recreational vehicles, less accumulated depreciation of $22,859 in 2007 and $38,775 in 2006	—	6,662

	$92,313,633	$100,688,336

Lazy Days’ R.V. Center, Inc., a wholly owned
subsidiary of LD Holdings, Inc.
Notes to Condensed Financial Statements

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill totalling $104,865,672 at March 31, 2007 and December 31, 2006, represents the excess of costs over fair value of net assets of an acquired business. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite life are not amortized, but instead tested for impairment at least annually. At December 31, 2006, management determined there was no impairment of goodwill. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives, addressed annually and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

Intangible assets and the related accumulated amortization are summarized as follows:

	March 31, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Manufacturer relationships	$26,700,000	$1,919,062	$26,700,000	$1,752,188
Non-compete agreement	9,000,000	5,071,429	9,000,000	4,725,000
Customer database	3,600,000	3,600,000	3,600,000	3,600,000

	39,300,000	10,590,491	39,300,000	10,077,188

Unamortizable intangible assets:
Trade names and trademarks	46,000,000	—	46,000,000	—

	$85,300,000	$10,590,491	$85,300,000	$10,077,188

Amortizable intangible assets are being amortized using the straight-line method over 40 years for manufacturer relationships, six years for the non-compete agreement (which was extended an additional year in March 2007 as part of Mr. Wallace's retirement agreement) and one year for the customer database. The weighted-average amortization period for all amortizable intangible assets acquired in 2004 is 28.7 years. Trade names and trademarks are considered to have indefinite useful lives and are not being amortized.

Amortization expense for intangible assets for the three-month period ended March 31, 2007 was $513,303 compared to $616,876 for the three-month period ended March 31, 2006. Estimated amortization expense for the nine-month period ending December 31, 2006 and for each of the subsequent five years ending December 31 is: 2007 (nine-months) - $1,384,553, 2008 - $1,846,071, 2009 - $1,846,071, 2010 - $1,355,000, and 2011 - $667,500.

Lazy Days’ R.V. Center, Inc., a wholly owned
subsidiary of LD Holdings, Inc.
Notes to Condensed Financial Statements

NOTE 5 - FLOOR PLAN NOTES PAYABLE

The Company maintains floor plan financing agreements with two financial institutions, collateralized by new and pre-owned recreational vehicles aggregating up to $85,000,000. The entire facility may be used to finance new vehicle inventory but only up to $26,000,000 may be used to finance pre-owned vehicle inventory. The financial institutions collateralize all vehicles purchased under these agreements and all receivables generated from the sale of these vehicles. The interest rate charged (6.97% and 7.38% at March 31, 2007 and 2006, respectively) is based on the prime rate or LIBOR. Principal is due upon the sale of the respective vehicle.

Effective February 22, 2007, the Company amended the floor plan financing agreements extending the terms through February 22, 2011. The Company has the option to increase the aggregate floor plan commitments to $100,000,000 from $85,000,000. The amended and restated floor plan credit facility also includes a $15,000,000 revolving credit facility (see Note 6).

The Company’s floor plan notes payable are subject to certain financial and restrictive covenants including debt service coverage ratio; current ratio; and limitations on lease rentals, certain executive compensation, capital expenditures, accounts payable, additional debt, liens, dividends, distributions, certain restricted investments, and certain other corporate activities, all as defined in the credit agreement. The Company was in compliance with all covenants at March 31, 2007.

Interest expense on the floor plan notes payable was approximately $1,190,000 for the three-month period ended March 31, 2007 compared to $1,129,000 for the period ended March 31, 2006.

Lazy Days’ R.V. Center, Inc., a wholly owned
subsidiary of LD Holdings, Inc.
Notes to Condensed Financial Statements

NOTE 6 - LONG-TERM DEBT

On May 14, 2004, the Company issued $152 million of unsecured, senior notes (the “Senior Notes”) through a private placement exempt from the registration requirements of the Securities Act. Subsequently, on December 6, 2004, the Company successfully completed the exchange of $137 million of its Senior Notes. The remaining Senior Notes totaling $15 million were ineligible for exchange. The Senior Notes mature May 15, 2012 and bear interest at an annual rate of 11.75% payable each November 15 and May 15, to the registered holders at the close of business on November 1 and May 1 immediately preceding the interest payment date. The outstanding balance of unsecured senior notes at March 31, 2007 was $140,852,790 net of unearned discount of $1,151,210.

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

The Company maintained a five-year senior secured revolving line of credit facility (the "Revolver").  The Revolver provided for borrowings up to $15 million, as defined, which included a $10 million sub-facility for the issuance of letters of credit.  The Revolver was terminated February 22, 2007 and replaced with a new $15 million Revolver under the same credit facility as the floor plan agreement (see Note 5).  The terms of the new Revolver have not significantly changed from the prior agreement.  There were no outstanding advances under the Revolver at March 31, 2007 or December 31, 2006. The Company is eligible to utilize the Revolver when its interest coverage ratio exceeds 1.40.  At March 31, 2007, the Company's interest ratio is 1.37 and so it is not eligible to utilize the Revolver.

The Company had outstanding letters of credit amounting to $300,000 at March 31, 2007. Interest on outstanding advances is payable monthly and is based on the prime rate or LIBOR (8.25% at March 31, 2007).  Borrowings are collateralized by substantially all of the Company's assets.

Lazy Days’ R.V. Center, Inc., a wholly owned
subsidiary of LD Holdings, Inc.
Notes to Condensed Financial Statements

NOTE 7 - LD HOLDINGS AND RV ACQUISITION

The balance sheets of LD Holdings, a wholly owned subsidiary of RV Acquisition, consisted of the following:

	March 31, 2007	December 31, 2006
ASSETS:
Investment in Lazydays	$76,564,453	$73,665,492

STOCKHOLDER’S EQUITY
Common stock, Class A	$1	$1
Paid-in capital	67,000,000	67,000,000
Retained earnings	9,564,452	6,665,491

Total stockholder’s equity	$76,564,453	$73,665,492

The balance sheets of RV Acquisition consisted of the following:

	March 31, 2007	December 31, 2006
ASSETS:
Investment in LD Holdings	$76,564,453	$73,665,492

LIABILITIES:
Due to Lazydays	$51,372	$51,372

STOCKHOLDERS' EQUITY
Preferred stock, Series A, including accrued dividends of $29,630,268 in 2007 and $26,547,610 in 2006	$91,582,058	$88,547,610
Common stock, $.01 par value	49,947	49,947
Paid-in capital	4,941,771	4,941,771
Accumulated deficit	(20,060,695)	(19,925,208)

Total stockholders' equity	$76,513,081	$73,614,120

Total liabilities and stockholders' equity	$76,564,453	$73,665,492

NOTE 8 - EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS ON THE FINANCIAL STATEMENTS

    In July 2006, the Financial Accounting Standards Board issued Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48").  This Interpretation revises the recognition test for tax positions taken in tax returns such that a tax benefit is recorded only when it is more likely than not that the tax position will be allowed upon examination by taxing authorities, which is presumed to occur.  The amount of such a tax benefit to be recorded is the largest amount that is more likely than not to be allowed. The Company adopted FIN 48 effective January 1, 2007.  The adoption of FIN 48 had no material impact on the Company's consolidated financial position or results of operations. The amount of unrecognized tax benefits at January 1, 2007 totaled $460,000, and the full amount would increase operating income, thus impacting the Company's effective tax rate, if ultimately recognized into income.

   The Company is subject to U.S. Federal income tax as well as income tax of the State of Florida, and is no longer subject to examination by taxing authorities for years before 2003.  The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.  Interest and penalties related to income tax matters are recognized in income tax expense. Interest and penalties accrued for at March 31, 2007 were insignificant.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion regarding Lazy Days' R.V. Center, Inc.'s financial condition and results of operations should be read in conjunction with our financial statements and the notes to those statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.  Unless stated otherwise, the information provided in this section relates to Lazy Days' R.V. Center, Inc. only and not to its parent, LD Holdings.  This report contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from those indicated in forward-looking statements.

Certain Defined Terms

In this report, “Lazy Days,” the “Company,” “we,” “us” or “our” refers to Lazy Days’ R.V. Center, Inc. In this report, “LD Holdings” refers to LD Holdings, Inc., our parent company, and, unless the context otherwise requires, its subsidiaries.

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

Salaries, commissions and benefits represent more than 50% of our total selling, general and administrative expense and is its largest component. In 2006, approximately 13.3% of our selling, general and administrative expense consisted of commissions for our sales force which are directly correlated to RV vehicle sales levels. Selling, general and administrative expense is typically consistent with revenue on a percentage basis.

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006 (Unaudited)

Revenues. Revenues increased $8.5 million to $246.3 million in the three months ended March 31, 2007 from $237.8 million in the comparable period in 2006. The increase resulted from $10.4 million of new vehicle sales (due to higher average sales price) offset by lower pre-owned vehicle revenue, parts and service revenue and other revenue. Total new and pre-owned units sold decreased 118 units from 2006 (down 33 units in new and 85 in pre-owned). Despite the unit decline, finance and insurance related revenues were up slightly.

New Unit Sales. The $10.4 million increase of new vehicle sales occurred despite a 33 unit decline in new unit sales from 1,037 in the three months ended March 31, 2006 to 1,004 in the comparable period in 2007. This was driven by mix and an increase in average sales price. Class A units increased significantly as Class A diesel and Class A gas units increased 11.6% and 8.2%, respectively. Class C and towable units drove the unit decline experienced. New unit sales by class in the three months ended March 31, 2007 compared to the three months ended March 31, 2006 is summarized as follows:

	Three Months Ended
	March 31, 2007	March 31, 2006
Class A - Diesel	434	389
Class A - Gas	199	184
Class C	96	128

Total Motorized	729	701

Fifth Wheel	170	195
Travel Trailer	105	141

Total Towable	275	336

Total New Units	1,004	1,037

Pre-Owned Unit Sales. Sales of pre-owned vehicles decreased $1.0 million to $84.7 million in the three months ended March 31, 2007 from $85.7 million in the comparable period in 2006. This decrease was primarily attributable to a decrease in units partially offset by an increase in the average selling price of used units. Unit sales of pre-owned vehicles, excluding wholesale units, decreased 85 units from 1,205 in the three months ended March 31, 2006 to 1,120 in the comparable period in 2007. Pre-owned unit sales by class in the three months ended March 31, 2007 compared to the three months ended March 31, 2006 is summarized as follows:

	Three Months Ended
	March 31, 2007	March 31, 2006
Class A - Diesel	378	411
Class A - Gas	273	318
Class C	124	104

Total Motorized	775	833

Fifth Wheel	126	134
Travel Trailer	115	134
Other	104	104

Total Towable	345	372

Total Pre-Owned Units	1,120	1,205

Parts, Service and Other Revenues. Parts and service revenues in the three months ended March 31, 2007 decreased $0.8 million compared to 2006. This was driven by a decrease in volume, the corresponding effect on retail and warranty sales.

    Finance and Insurance Related Revenues. Finance, insurance and extended warranty related revenues were $6.9 million in the three months ended March 31, 2007 compared to $6.8 million to the same period in 2006. This was due to improved finance penetration ratios and improved extended warranty and aftermarket sales offset by decreased financing opportunities resulting from the decline in overall unit sales.

Gross Profit. Gross profit consists of gross revenues less our cost of sales and services. Gross profit decreased from $36.8 million in the three months ended March 31, 2006 to $34.3 million in the comparable period in 2007. Gross profit margin percentage decreased from 15.5% in the three months ended March 31, 2006 to 13.9% in the comparable period in 2007. The decease in gross profit was primarily due to a $0.7 million decrease in pre-owned vehicle margin, $0.9 million decrease in new vehicle margin and $0.8 million decrease in parts & service margin. New vehicle margin in 2007 was negatively impacted by the decline in rental profit of $0.3 million, lower new unit sales (primarily in towable sales which carry a higher gross margin percentage) and a $0.5 million negative non-cash LIFO adjustment.  Pre-owned margins were also impacted by negative volume variances offset by higher average pre-owned margins per unit.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, including depreciation and amortization, decreased from $24.8 million in the three months ended March 31, 2006 to $24.2 million in the comparable period in 2007. This decrease was primarily due to decreases in commissions due to lower unit sales, lower advertising costs, decrease in rent expense and other lower administrative costs; offset by increases in support payroll, contract labor, and professional services.

Operating Profit. Operating profit represents our gross profit, less selling, general and administrative expenses including depreciation and amortization. Operating profit decreased from $12.0 million in the three months ended March 31, 2006 to $10.1 million in the comparable period in 2007. This decrease was due to the overall decrease in gross profit offset by the decreased selling, general and administrative expenses.

Interest Expense—Floor Plan Credit Facility. Interest expense on our floor plan credit facility increased from $1.1 million in the three months ended March 31, 2006 to $1.2 million in the comparable period in 2007. This increase is attributable to an increase in inventory floored of $6.3 million from $47.6 million for the three months ended March 31, 2006 to $53.9 million during comparable period in 2007. This increase was partially offset by a decrease in applicable interest rates under the floor plan credit facility due to the amended floor plan agreement.

Other Interest Expense. Other interest expense was related to interest expense under our Senior Notes. Other interest expense decreased from $4.3 million in the three months ended March 31, 2006 to $4.2 million in the comparable period in 2007.

Income Tax Expense. Income tax expense decreased from $2.5 million in the three months ended March 31, 2006 to $1.8 million in the comparable period in 2007. The effective tax rate has remained relatively consistent at 38.8%.

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

Operating Activities. Net cash provided by operating activities during the three months ended March 31, 2007 was equal to $14.7 million, compared with net cash provided by operating activities of $31.7 million during the comparable period in 2006. This decrease in net cash provided by operating activities for 2007 was primarily the result of a increase in inventories, accounts receivables and a decrease in net income (driven by decreases in unit sales) partially offset by an increase in accounts payable, accrued interest, other accrued expenses, and customer deposits.

Investing Activities. Net cash used in investing activities was $0.2 million during the three months ended March 31, 2007, compared with net cash used in investing activities of $0.5 million during the comparable period in 2006. The decrease in net cash used in investing activities during the three month period ended March 31, 2007 versus the comparable period in 2006 was attributable to a decrease in purchases of property and equipment.

Financing Activities. Net cash used in financing activities during the three months ended March 31, 2007 was $13.4 million, compared to $27.0 million during the comparable period in 2006. The change was due to decreased net payments under our floor plan agreement in 2007.

Working Capital. Working capital, including cash and cash equivalents, totaled approximately $41.5 million at March 31, 2007. We maintain sizable inventories in order to meet the expectations of our customers, and believe that we will continue to require working capital consistent with past experience. Historically, we have funded our operations with internally generated cash flow and borrowings. Changes in our working capital are driven primarily by our profit levels.

Our principal sources of funds are cash flows from operating activities and available borrowings under our amended and restated floor plan credit facility, including the revolving credit facility. As of March 31, 2007, we had $100.0 million of borrowing capacity and $34.3 million of availability under our amended restated floor plan credit facility.  We have nothing drawn under our revolving credit facility as of March 31, 2007.

Based on current facts and circumstances, we believe we have adequate cash flow coupled with borrowing capacity under our amended floor plan credit facility to fund our current operations and capital expenditures budgeted for 2007.

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

As of March 31, 2007, our capital expenditures approximated $0.2 million for the three-month period ended March 31, 2007. Our amended floor plan credit facility limits our ability to make capital expenditures in excess of $5.0 million per annum.

Based on current estimates, management believes that the amount of capital expenditures permitted to be made under our amended floor plan credit facility will be adequate to grow our business according to our business strategy and to maintain the properties and business of our continuing operations.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. The following are among the factors that could cause actual results to differ materially from the forward-looking statements. There may be other factors, including those discussed elsewhere in this report, which may cause our actual results to differ materially from the forward-looking statements. Any forward-looking statements should be considered in light of the risk factors specified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, some of which are summarized below.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rates. We are exposed to market risk from changes in the interest rates on a portion of our outstanding indebtedness. Outstanding balances under our revolving credit facility bear interest at a variable rate on prime or LIBOR as adjusted each interest period. There were no borrowings outstanding at March 31, 2007 under this revolving credit facility. Amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on prime or LIBOR as adjusted each interest period. As of March 31, 2007, based on the aggregate amount of $53.9 million outstanding under our amended floor plan financing facility as of such date, a 100 basis point change in interest rates would have changed our annual floor plan interest expense by approximately $0.5 million.

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

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2007. Based on this evaluation, our chief executive officer has concluded that, as of March 31, 2007, our disclosure controls and procedures were (1) designed to ensure that material information relating to our Company, is made known to the chief executive officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by our Company in the reports that we file or submit, or would have filed or submitted, under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms.

No change in our internal control over financial reporting occurred during the three months ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

ITEM 1A. Risk Factors

There have been no material changes to the factors disclosed in ITEM 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Lazy Days’ R.V. Center, Inc.

/s/ John Horton
By:	John Horton
Its:	Chief Executive Officer

/s/ Michael Salvati
By:	Michael Salvati
Its:	Chief Financial Officer

Dated: May 15, 2007

EXHIBIT INDEX

Number	Description of Exhibits
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.1

CERTIFICATIONS

I, John Horton , certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Lazy Days’ R.V. Center, Inc. (“registrant”);

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d) -15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: May 15, 2007	By:	/s/ John Horton
John Horton Chief Executive Officer (Principal Executive Officer)

Exhibit 31.2

I, Michael Salvati, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Lazy Days’ R.V. Center, Inc. (“registrant”);

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: May 15, 2007	By:	/s/ Michael Salvati
Michael Salvati Chief Financial Officer (Principal Financial Officer)