Form 10-Q
period 2007-06-30
Lazy Days R.V. Center, Inc.
filed 2007-08-14
CIK 1296937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

 Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER: 333-118185

LAZY DAYS' R.V. CENTER, INC.

(Exact name of registrant as specified in its charter)

Florida	59-1764794
(State of incorporation)	(I.R.S. Employer Identification No.)

6130 Lazy Days Boulevard Seffner, Florida 33584-2968	(813) 246-4333
(Address of principal executive offices, including zip code)	(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),
nd (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

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

As of August 14, 2007, the registrant had 100 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Lazy Days’ R.V. Center, Inc., a wholly owned subsidiary of LD Holdings, Inc.
Condensed Balance Sheets

ASSETS	(Unaudited) June 30, 2007	December 31, 2006
Current assets
Cash	$5,429,081	$3,253,637
Receivables, net	17,947,435	15,514,990
Refundable income taxes	–	377,633
Inventories	78,120,652	100,688,336
Prepaid expenses and other	2,366,845	3,001,928

Total current assets	103,864,013	122,836,524

Property and equipment, net	35,316,772	36,970,987

Loan and other costs, net	4,365,197	4,647,963
Goodwill	104,865,672	104,865,672
Intangible assets, net	74,247,991	75,222,812
Other assets	228,944	228,445

Total assets	$322,888,589	$344,772,403

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Floor plan notes payable	$40,857,857	$67,275,431
Current maturities of long-term debt	2,600,000	--
Accounts payable and accrued expenses	11,595,690	11,903,098
Accrued interest	2,386,158	2,548,495
Reserve for chargebacks	1,224,000	1,110,000
Customer deposits	2,692,225	1,421,168
Income taxes payable	1,590,970	---
Deferred income taxes	2,157,135	2,157,135

Total current liabilities	65,104,035	86,415,327

Long-term debt, less current maturities	138,308,926	140,796,654
Reserve for chargebacks	1,056,000	1,042,000
Deferred rent	14,093,277	14,134,249
Deferred income taxes	28,155,469	28,707,187
Other	9,010	11,494

Total liabilities	246,726,717	271,106,911

Stockholder’s equity
Common stock, $.01 par value: 100 shares issued and outstanding	1	1
Paid-in capital	67,000,000	67,000,000
Retained earnings	9,161,871	6,665,491

Total stockholder’s equity	76,161,872	73,665,492

Total liabilities and stockholder’s equity	$322,888,589	$344,772,403

See accompanying notes to condensed financial statements.

Lazy Days’ R.V. Center, Inc., a wholly owned subsidiary of LD Holdings, Inc.
Condensed Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Revenues
New vehicle	$125,205,906	$115,184,473	$267,692,220	$247,233,593
Pre-owned vehicle	64,435,255	60,847,473	149,105,279	146,537,402
Parts, service and other	10,783,771	10,900,983	22,085,187	22,980,941
Finance and insurance	5,273,644	5,000,429	12,143,098	11,797,766
Rally Park	253,529	313,356	1,066,760	1,059,277
Other	349,730	588,418	494,822	989,772

Total revenues	206,301,835	192,835,132	452,587,366	430,598,751

Cost of revenues
New vehicle	116,357,859	104,798,517	247,435,278	224,526,076
Pre-owned vehicle	58,311,289	54,058,545	134,455,598	130,536,093
Parts, service and other	5,498,097	4,862,007	10,252,876	9,632,417

Total cost of revenues	180,167,245	163,719,069	392,143,752	364,694,586

Gross profit	26,134,590	29,116,063	60,443,614	65,904,165

Selling, general and administrative expenses	21,773,024	21,572,625	45,962,194	46,397,031

Income before interest expense and income taxes	4,361,566	7,543,438	14,481,420	19,507,134

Interest expense	5,009,812	5,217,026	10,395,065	10,661,560

Income (loss) before income taxes	(648,246)	2,326,412	4,086,355	8,845,574

Income tax expense (benefit)	(245,665)	904,429	1,589,975	3,424,726

Net income	$(402,581)	$1,421,983	$2,496,380	$5,420,848

See accompanying notes to condensed financial statements.

Lazy Days’ R.V. Center, Inc., a wholly owned subsidiary of LD Holdings, Inc.
Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30, 2007	June 30, 2006
Cash flows from operating activities
Net income	$2,496,380	$5,420,848
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property and equipment	1,894,290	1,472,242
Depreciation of rental vehicle inventory	2,653	424,469
Amortization of intangible costs	974,821	1,233,751
Amortization and write-off of loan and other costs	470,437	534,319
Amortization of discount on long-term debt	112,272	114,269
Loss (gain) on sale of property and equipment	2,141	(2,519)
Provision for doubtful accounts	13,377	–
Reserve for chargebacks	128,000	184,000
Deferred income taxes	(551,718)	(551,718)
Change in assets and liabilities
Receivables	(2,445,822)	7,718,043
Inventories	22,565,031	21,162,930
Prepaid expenses and other	635,083	(514,427)
Refundable income taxes	377,633	491,266
Other assets	(499)	10,543
Accounts payable, accrued interest, other accrued expenses and customer deposits	798,828	(5,596,050)
Income taxes payable	1,590,970	2,700,178
Deferred rent	(40,972)	(40,965)

Net cash provided by operating activities	29,022,905	34,761,179

Cash flows from investing activities
Proceeds from sale of property and equipment	1,100	15,215
Purchases of property and equipment	(243,316)	(2,270,836)

Net cash used in investing activities	(242,216)	(2,255,621)

Cash flows from financing activities
Net payments under floor plan	(26,417,574)	(31,268,457)
Loan and other costs	(187,671)	–

Net cash used in financing activities	(26,605,245)	(31,268,457)

Net change in cash	2,175,444	1,237,101

Cash at beginning of period	3,253,637	4,726,164

Cash at end of period	$5,429,081	$5,963,265

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$10,557,402	$10,803,853
Cash paid during the period for income taxes	150,000	785,000

See accompanying notes to condensed financial statements.

Lazy Days’ R.V. Center, Inc., a wholly owned subsidiary of LD Holdings, Inc.
Notes to Condensed Financial Statements

NOTE 1 - BASIS OF PRESENTATION AND OPINION OF MANAGEMENT

The accompanying unaudited interim condensed financial statements include the accounts of Lazy Days’ R.V. Center, Inc. (the “Company” or
“Lazy Days”), a wholly owned subsidiary of LD Holdings, Inc. (“LD Holdings”), a non-operating holding company, and have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all of the information and financial statement disclosures necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the information furnished herein includes all adjustments necessary to reflect a fair statement of the interim periods reported. All adjustments are of a normal and recurring nature. Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. The December 31, 2006 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim financial statements and the related notes should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

NOTE 2 - RECEIVABLES
Receivables consist of the following:

	June 30, 2007	December 31, 2006
Contracts in transit and vehicle receivables	$9,335,617	$9,262,233
Manufacturer receivables	7,991,650	5,371,397
Finance and other receivables	1,182,852	1,430,667

	18,510,119	16,064,297

Less: Allowance for doubtful accounts	562,684	549,307

	$17,947,435	$15,514,990

Contracts in transit represent receivables from financial institutions for the portion of the vehicle sales price financed by the Company’s customers through financing sources arranged by the Company. Manufacturer receivables are due from the manufacturers for incentives, holdbacks and other programs.

NOTE 3 - INVENTORIES
Inventories consist of the following:

	June 30, 2007	December 31, 2006
New recreational vehicles	$52,015,313	$68,398,121
Pre-owned recreational vehicles	27,186,376	32,386,060
Parts, accessories and other	1,924,005	1,707,848

	81,125,694	102,492,029

Less: LIFO reserve	3,005,042	1,810,355

	78,120,652	100,681,674

Rental recreational vehicles, less accumulated depreciation of $11,660 in 2007 and $38,775 in 2006	–	6,662

	$78,120,652	$100,688,336

Lazy Days’ R.V. Center, Inc., a wholly owned
subsidiary of LD Holdings, Inc.
Notes to Condensed Financial Statements

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill totaling $104,865,672 at June 30, 2007 and December 31, 2006, represents the excess of costs over fair value of net assets of an acquired business. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets,
goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite life are not amortized, but instead tested for impairment at least annually. At December 31, 2006, management determined there was no impairment of goodwill. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives, addressed annually and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

Intangible assets and the related accumulated amortization are summarized as follows:

	June 30, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Manufacturer relationships	$26,700,000	$2,085,937	$26,700,000	$1,752,188
Non-compete agreement	9,000,000	5,366,072	9,000,000	4,725,000
Customer database	3,600,000	3,600,000	3,600,000	3,600,000

	39,300,000	11,052,009	39,300,000	10,077,188

Unamortizable intangible assets:
Trade names and trademarks	46,000,000	–	46,000,000	–

	$85,300,000	$11,052,009	$85,300,000	$10,077,188

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

Amortization expense for intangible assets for the three and six-month periods ended June 30, 2007 was $461,518 and $974,821 respectively, compared to $616,875 and $1,233,751 for the three and six-month periods ended June 30, 2006. Estimated amortization expense for the six-month period ending December 31, 2007 and for each of the subsequent five years ending December 31 is: 2007 (six-months) - $923,036, 2008 - $1,846,071,
2009 - $1,846,072, 2010 - $1,355,000 and 2011 - $667,500.

Lazy Days’ R.V. Center, Inc., a wholly owned
subsidiary of LD Holdings, Inc.
Notes to Condensed Financial Statements

NOTE 5 - FLOOR PLAN NOTES PAYABLE

The Company maintains a floor plan financing agreement (the"Floor Plan Credit Facility") with two financial institutions, collateralized by new and pre-owned recreational vehicles aggregating up to $85,000,000. The entire facility may be used to finance new vehicle inventory but only up to
$26,000,000 may be used to finance pre-owned vehicle inventory. The financial institutions collateralize all vehicles purchased under these agreements and all receivables generated from the sale of these vehicles. The interest rate charged (6.97% and 8.11% at June, 2007 and 2006, respectively) is based on the prime rate or LIBOR. Principal is due upon the sale of the respective vehicle.

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
and limitations on certain executive compensation, capital expenditures, accounts payable, additional debt, liens, dividends, distributions, certain restricted investments, and certain other corporate activities, all as defined in the credit agreement. The minimum debt service coverage ratio currently allowable under the Floor Plan Credit Facility is 1.25, and increases to 1.30 at September 30, 2007. The Company was in compliance with all covenants at
June 30, 2007.

Interest expense on the floor plan notes payable for the three and six-month periods ended June 30, 2007 was $837,529 and $2,027,529, respectively, compared to $898,543 and $2,027,734 for the three and six-month periods ended June 30, 2006.

NOTE 6 - LONG-TERM DEBT

On May 14, 2004, the Company issued $152 million of unsecured, senior notes (the “Senior Notes”) through a private placement exempt from the registration requirements of the Securities Act. Subsequently, on December 6, 2004, the Company successfully completed the exchange of $137 million of its Senior Notes. The remaining Senior Notes totaling $15 million were ineligible for exchange. The Senior Notes mature May 15, 2012 and bear interest at an annual rate of 11.75% payable each November 15 and May 15, to the registered holders at the close of business on November 1 and May 1 immediately preceding the interest payment date. The outstanding balance of unsecured Senior Notes at June 30, 2007 was $140,908,926 net of unearned discount of
$1,095,074. Interest expense on the Senior Notes for the three and six month periods ended June 30, 2007 was $4,172,283 and $8,367,563 compared to
$4,318,483 and $8,633,826 for the three and six month periods ended June 30, 2006.

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

The Company shall offer to repurchase Senior Notes from all holders, on a pro rata basis, to the extent of 50% of the Company’s free cash flow, as defined, for any six-month period ending on either June 30 or December 31 of any fiscal year. To the extent the Company’s free cash flow for any six-month period is less than $1.0 million, the Company may elect not to make a free cash flow offer for such period and, in lieu thereof, add such free cash flow to the amount of free cash flow for the next succeeding six-month period. The Company’s free cash flow offer amount for the six-month period ended
June 30, 2007 was approximately $2,600,000 and is recorded as a current maturity of long-term debt.

The Company maintained a five-year senior secured revolving line of credit facility.  This facility provided for borrowings up to $15 million, as defined, which included a $10 million sub-facility for the issuance of letters of credit.  This facility was terminated February 22, 2007 and replaced with a new $15 million revolving credit facility (the “Revolver”) included in the Floor Plan Credit Facility (see Note 5).  The terms of the new Revolver have not significantly changed from the prior agreement.  There were no outstanding advances under the Revolver at June 30, 2007 or December 31, 2006. The Company is eligible to borrow under the Revolver when its interest coverage ratio, as defined, exceeds 1.40.  At June 30, 2007, the Company's interest coverage ratio is 1.34 and therefore it is not eligible to borrow under the Revolver.

The Company had outstanding letters of credit amounting to $225,000 at June 30, 2007. Interest on outstanding advances is payable monthly and is based on the prime rate (8.25% at June 30, 2007).  Borrowings are collateralized by substantially all of the Company's assets.

Lazy Days’ R.V. Center, Inc., a wholly owned
subsidiary of LD Holdings, Inc.
Notes to Condensed Financial Statements

NOTE 7 - LD HOLDINGS AND RV ACQUISITION

The balance sheets of LD Holdings, a wholly owned subsidiary of RV Acquisition, consisted of the following:

	June 30, 2007	December 31, 2006
ASSETS
Investment in Lazy Days' R.V. Center, Inc.	$76,161,872	$73,665,492

STOCKHOLDER’S EQUITY
Common stock, Class A	$1	$1
Paid-in capital	67,000,000	67,000,000
Retained earnings	9,161,871	6,665,491

Total stockholder’s equity	$76,161,872	$73,665,492

The balance sheets of RV Acquisition consisted of the following:

	June 30, 2007	December 31, 2006
ASSETS
Investment in LD Holdings	$76,161,872	$73,665,492

LIABILITIES
Due to Lazy Days' R.V. Center, Inc.	$51,372	$51,372

STOCKHOLDERS’ EQUITY
Preferred stock, Series A, including accrued dividends of $32,673,656 in 2007 and $26,547,610 in 2006	94,673,656	88,547,610
Common stock, $.01 par value	49,947	49,947
Paid-in capital	4,941,771	4,941,771
Accumulated deficit	(23,554,874)	(19,925,208)

Total stockholders’ equity	76,110,500	73,614,120

Total liabilities and stockholders’ equity	$76,161,872	$73,665,492

NOTE 8 - EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS ON THE FINANCIAL STATEMENTS

    In July 2006, the Financial Accounting Standards Board issued Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48").
This Interpretation revises the recognition test for tax positions taken in tax returns such that a tax benefit is recorded only when it is more likely than not that the tax position will be allowed upon examination by taxing authorities, which is presumed to occur.  The amount of such a tax benefit to be recorded is the largest amount that is more likely than not to be allowed. The Company adopted FIN 48 effective January 1, 2007.  The adoption of FIN 48 had no material impact on the
Company's consolidated financial position or results of operations.The amount of unrecognized tax benefits at January 1, 2007 totaled $460,000, and the full amount would increase operating income, thus impacting the Company's effective tax rate, if ultimately recognized into income.

   The Company is subject to U.S. Federal income tax as well as income tax of the State of Florida, and is no longer subject to examination by taxing authorities for years before 2003.  The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.  Interest and penalties related to income tax matters are recognized in income tax expense. Interest and penalties accrued for at June 30, 2007 were insignificant.

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

We derive our revenues principally from sales and rental of new units, sales of pre-owned units, commissions earned on sales of third-party financing and insurance products, service and repairs, and visitors fees at Rally Park. In 2006, we derived our revenues from these categories in the following percentages,
58.8%, 32.8%, 2.8%, 5.1% and 0.5%, respectively. New and pre-owned unit sales accounted for more than 91% of total revenues.

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

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006 (Unaudited)

Revenues. Revenues increased $13.5 million to $206.3 million in the three months ended June 30, 2007 from $192.8 million in the comparable period in 2006. The increase resulted from an additional $10.0 million of new vehicle sales and $3.6 million of pre-owned vehicle sales, resulting from a higher average sales price per unit sold. Total new units sold increased 34 units from the comparable period in 2006.  Total pre-owned units sold decreased 93 units from the comparable period in 2006. Despite the unit sales decline, finance and insurance related revenues were up slightly.

New Unit Sales. The $10.0 million increase of new vehicle sales occurred through a combination of a 34 unit increase in new unit sales in the three months ended June, 2007 versus the comparable period in 2006, the unit mix and an increase in average sales price. Class A diesel units showed an increase of 17.1%,
Class C units 20.3% and Class A gas stayed relatively stable while towable units experienced a decline of 16.3%. New unit sales by class in the three months ended
June 30, 2007 compared to the three months ended June 30, 2006 is summarized as follows:

	Three Months Ended
	June 30, 2007	June 30, 2006
Class A - Diesel	405	346
Class A - Gas	134	134
Class C	95	79

Total Motorized	634	559

Fifth Wheel	115	135
Travel Trailer	95	116

Total Towable	210	251

Total New Units	844	810

Pre-Owned Unit Sales. Sales of pre-owned vehicles increased $3.6 million to $64.4 million in the three months ended June 30, 2007 from $60.8 million in the comparable period in 2006. Unit sales of pre-owned units decreased 93 units from 950 in the three months ended June 30, 2006 to 857 units in the comparable period in 2007. This decrease was primarily attributable to a 77 unit decline in rental unit travel trailer sales as well as decreases in Class A gas and fifth wheels.
Pre-owned unit sales by class in the three months ended June 30, 2007 compared to the three months ended June 30, 2006 is summarized as follows:

	Three Months Ended
	June 30, 2007	June 30, 2006
Class A - Diesel	282	280
Class A - Gas	201	216
Class C	99	92

Total Motorized	582	588

Fifth Wheel	82	97
Travel Trailer	98	165
Other	95	100

Total Towable	275	362

Total Pre-Owned Units	857	950

Parts, Service and Other Revenues. Parts and service revenues in the three months ended June 30, 2007 decreased $0.1 million to $10.8 million from $10.9 million from the comparable period in 2006. This was due to decreases in retail and warranty sales.

Finance and Insurance Related Revenues. Finance, insurance and extended warranty related revenues increased from $5.0 million in the three months ended June 30, 2006 to $5.3 million in the comparable period in 2007. The increase in finance, insurance and extended warranty related revenues were primarily attributable to improved finance margins and penetration ratios.

Gross Profit. Gross profit consists of gross revenues less our cost of sales and services. Gross profit decreased from $29.1 million in the three months ended June 30, 2006 to $26.1 million in the comparable period in 2007. Gross profit margin was 12.7% in the three months ended June 30, 2007 as compared to 15.1% in 2006. The decrease in gross profit was primarily due to a $1.5 million decrease in new vehicle margin, $0.7 decrease in pre-owned vehicle margin and $0.8 million decrease in parts & service margin. New vehicle margin in 2007 was negatively impacted by the decline in rental profit of $0.2 million, a non-cash
LIFO adjustment representing $1.0 million of the variance quarter over quarter and lower average margins on new units offset by the increase in motorized volume.
Pre-owned margins were negatively impacted by lower volume (primarily driven by 77 lower returned rental units). Despite the unit decline, finance & insurance performed well versus prior year with improved margins and penetration ratios.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, including depreciation and amortization, increased from
$21.6 million, or 11.2% of revenues, in the three months ended June 30, 2006 to $21.8 million, or 10.6% of revenues, in the comparable period in 2007. This increase is primarily due an increase in insurance costs, contract labor (driven by additional support for Sarbanes-Oxley implementation) and professional service costs, partially offset by lower rent expense and advertising costs.

Operating Profit. Operating profit represents our gross profit, less selling, general and administrative expenses including depreciation and amortization.
Operating profit decreased from $7.5 million in the three months ended June 30, 2006 to $4.4 million in the comparable period in 2007. This decrease was due to relatively stable selling, general and administrative expenses in conjunction with a decline in gross profit.

Interest Expense—Floor Plan Credit Facility. Interest expense on our Floor Plan Credit Facility approximated $0.9 million in the three months ended
June 30, 2006 and $0.8 million in the comparable period in 2007. The decrease is primarily due to the more favorable terms of the renegotiated floor plan facility.

Other Interest Expense. Other interest expense was related to interest expense under our Senior Notes. Other interest expense decreased from $4.3 million in the three months ended June 30, 2006 to $4.2 million in the comparable period in 2007.

Income Tax Expense. Income tax expense approximated $0.9 million in the three months ended June 30, 2006 compared to a $0.2 million tax credit for the comparable period in 2007.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006 (Unaudited)

Revenues. Revenues increased $22.0 million to $452.6 million in the six months ended June 30, 2007 from $430.6 million in the comparable period in 2006.
Total new and pre-owned units sold decreased 177 units from 2006. In 2007, we experienced decreased volume in new towable units as well as pre-owned motorized and towable units. Despite the decrease in overall units, revenues increased due to a better product mix, higher average unit sales price and better finance penetration ratios.

New Unit Sales. Sales of new vehicles increased $20.5 million to $267.7 million in the six months ended June 30, 2007 from $247.2 million from the comparable period in 2006. Despite 2007 new vehicle sales increasing by only one unit, Class A unit sales increased 11.3% over the first six months in 2006. The steady gain in motorized units was partially offset by a decline in towable units of 17.4%. New unit sales by class in the six months ended June 30, 2007 compared to the six months ended
June 30, 2006 is summarized as follows:

	Six Months Ended
	June 30, 2007	June 30, 2006
Class A - Diesel	839	735
Class A - Gas	333	318
Class C	191	207

Total Motorized	1,363	1,260

Fifth Wheel	285	330
Travel Trailer	200	257

Total Towable	485	587

Total New Units	1,848	1,847

Pre-Owned Unit Sales. Sales of pre-owned vehicles increased $2.6 million to $149.1 million in the six months ended June 30, 2007 from $146.5 million in the comparable period in 2006. The sales increase, despite a decline of 178 units sold, was attributable to a more favorable mix of high end units; Pre-owned unit sales by class in the six months ended June 30, 2007 compared to the six months ended June 30, 2006 is summarized as follows:

	Six Months Ended
	June 30, 2007	June 30, 2006
Class A - Diesel	660	691
Class A - Gas	474	534
Class C	223	196

Total Motorized	1,357	1,421

Fifth Wheel	208	231
Travel Trailer	213	299
Other	199	204

Total Towable	620	734

Total Pre-Owned Units	1,977	2,155

Parts, Service and Other Revenues. Parts and service revenues in the six months ended June 30, 2007 decreased $0.9 million to $22.1 million from $23.0 million from the comparable period in 2006. This was due to decreases in retail and warranty sales.

Finance and Insurance Related Revenues. Finance, insurance and extended warranty related revenues increased by $0.3 million to $12.1 million in the six months ended June 30, 2007 compared to $11.8 million for the same period in 2006. This was due to improved finance penetration ratios and insurance related sales offset by the unit decline.

Gross Profit. Gross profit consists of gross revenues less our cost of sales and services. Gross profit decreased from $65.9 million in the six months ended June 30, 2006 to $60.4 million in the comparable period in 2007. Gross profit margin was 13.4% in the six months ended June 30, 2007 to 15.3%
in the comparable period in 2006. The decrease in gross profit was primarily due to a $2.5 million decrease in new vehicle margin, $1.4 decrease in pre-
owned vehicle margin and $1.5 million decrease in parts & service margin.  New vehicle margin in 2007 was negatively impacted by the decline in rental profit of $0.5 million, a non-cash LIFO adjustment representing $1.6 million of the variance year over year and lower average margins on new units offset by the increase in motorized volume.  Pre-owned margins were negatively impacted by lower volume (primarily driven by 84 lower returned rental units).  Despite the unit decline, finance & insurance performed well versus prior year with improved margins and penetration ratios.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, including depreciation and amortization, decreased $0.4 million from $46.4 million in the six months ended June 30, 2006 to $46.0 million in the comparable period in 2007. This decrease was primarily due to lower advertising costs, decreased rent expense, and lower administrative costs.

Operating Profit. Operating profit represents our gross profit, less selling, general and administrative expenses including depreciation and amortization.
Operating profit decreased from $19.5 million in the six months ended June 30, 2006 to $14.5 million in the comparable period in 2007. This decrease was due to the overall decline in gross profit and a slight decrease in selling, general and administrative expenses.

Interest Expense—Floor Plan Credit Facility. Interest expense on our Floor Plan Credit Facility remained stable at $2.0 million for the six month periods ending June 30, 2007 and June 30, 2006.

Other Interest Expense. Other interest expense was related to interest expense under our Senior Notes. Other interest expense decreased from $8.6 million in the six months ended June 30, 2006 to $8.4 million in the comparable period in 2007.

Income Tax Expense. Income tax expense decreased from $3.4 million in the six months ended June 30, 2006 to $1.6 million in the comparable period in 2007.

Liquidity and Capital Resources

Liquidity. Historically, we have satisfied our liquidity needs through cash from operations and various borrowing arrangements.  Our cash requirements consist principally of scheduled payments of principal and interest on outstanding indebtedness (including indebtedness under our Floor
Plan Credit Facility), purchase of inventory, capital expenditures, salary and sales commissions and lease expenses.  Based upon our current level of operations, we believe that our cash flow from operations, available cash and available borrowing under our Floor Plan Credit Facility will be adequate to meet our future liquidity needs for the next several years.

Operating Activities. Net cash provided by operating activities during the six months ended June 30, 2007 was equal to $29.0 million, compared with net cash provided by operating activities of $34.8 million during the comparable period in 2006. This decrease in net cash provided by operating activities for 2007 was primarily the result of a decrease in net income (driven by decreases in vehicle unit sales) and an increase in accounts receivables; partially offset by a decrease in accounts payable and inventories.

Investing Activities. Net cash used in investing activities was $0.2 million during the six months ended June 30, 2007, compared with net cash used in investing activities of $2.3 million during the comparable period in 2006. The decrease in net cash used in investing activities during the six month period ended
June 30, 2007 versus 2006 was attributable to a decrease in purchases of property and equipment.

Financing Activities. Net cash used in financing activities during the six months ended June 30, 2006 was $26.6 million, compared to $31.3 million during the comparable period in 2006. The change was due to decreased net payments under our Floor Plan Credit Facility in 2007.

Working Capital. Working capital, including cash and cash equivalents, totaled approximately $38.8 million at June 30, 2007. We maintain sizable inventories in order to meet the expectations of our customers, and believe that we will continue to require working capital consistent with past experience.
Historically, we have funded our operations with internally generated cash flow and borrowings.

Our principal sources of funds are cash flows from operating activities and available borrowings under our Floor Plan Credit Facility, including the
Revolver. As of June 30, 2007, we had $100.0 million of borrowing capacity and $34.4 million of availability under our Floor Plan Credit Facility.  Borrowings under the Floor Plan Credit Facility are subject to certain restrictive covenants, including a minimum debt service coverage ratio, as defined, which is currently
1.25 and increasing to 1.30 at September 30, 2007. We have nothing drawn under our Revolver as of June 30, 2007.  The Company is eligible to borrow under the Revolver when its interest coverage ratio, as defined, exceeds 1.40.  At June 30, 2007, the Company’s interest coverage ratio is 1.34 and, thus, it is not able to borrow under the Revolver.

The Company shall offer to repurchase Senior Notes from all holders, on a pro rata basis, to the extent of 50% of the Company’s free cash flow, as defined, for any six month period ending on either June 30 or December 31 of any fiscal year (“Free Cash Flow Offer”).  The Company’s Free Cash Flow Offer amount for the six month period ended June 30, 2007 is approximately $2.6 million.

As of June 30, 2007, our capital expenditures approximated $0.2 million for the six-month period ended June 30, 2007. Our Floor Plan Credit Facility limits our ability to make capital expenditures in excess of $5.0 million per annum. Based on current estimates, management believes that the amount of capital expenditures permitted to be made under our Floor Plan Credit Facility will be adequate to grow our business according to our business strategy and to maintain the properties and business of our continuing operations.

     Based on current facts and circumstances, we believe we have adequate cash flow coupled with borrowing capacity under our Floor Plan Credit Facility to fund our current operations, Free Cash Flow Offer and capital expenditures budgeted for 2007.

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

A forward-looking statements, including without limitation, management’s examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them, but there can be no assurance that management’s expectations, beliefs and projections will result or be achieved. All forward-looking statements apply only as of the date made. Unless required by law, we undertake no obligation to update or revise forward-looking statements to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

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

•  We may experience unanticipated fluctuations in our operating results for a variety of reasons.

•  Reduced availability of financing for our customers could adversely affect our sales volume.

•  Our geographic concentration heightens our exposure to adverse regional developments, including adverse economic conditions, demographic changes, severe weather events and natural disasters.

•  Our business is cyclical and seasonal and this can lead to fluctuations in our sales and operating results.

•  Changes in consumer preferences for our products or our failure to gauge those preferences could lead to reduced sales and additional costs.

•  We are dependent on continued relationships with major manufacturers who supply our products.

•  If the frequency and size of product liability and other claims against us, including wrongful death, increase, our business, results of operations and financial condition may be harmed.

•  Fuel shortages, or higher prices for fuel, could have a negative effect on sales of recreational vehicles.

•  We require floor plan financing to purchase our inventory.  The absence of available floor plan financing could have a material adverse effect on our operations and hinder our ability to achieve our growth strategy.

•  A substantial portion of our income is from financing, insurance and extended service contracts, which depend on third-party lenders and insurance companies.  We cannot assure you third-party lending institutions will continue to provide financing for RV purchases.

•  The loss of key personnel and/or failure to attract and retain highly qualified personnel could make it more difficult for us to generate cash flow from operations and service our debt.

•  The interests of our controlling stockholder may be in conflict with your interests as a holder of Notes.

•  We are subject to extensive government regulation.  Changes in these regulations could have a negative effect on our financial condition.

•  The occurrence of extraordinary events, such as a major terrorist attack in the United States, may adversely affect our business, resulting in a decrease in our revenues.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rates. We are exposed to market risk from changes in the interest rates on a portion of our outstanding indebtedness. There were no borrowings outstanding at June 30, 2007 under our Revolver credit facility. Amounts outstanding under the Floor Plan Credit Facility bear interest at a variable rate based on prime or LIBOR as adjusted each interest period. As of June 30, 2007, based on the aggregate amount of $40.9 million outstanding under our Floor Plan Financing
Facility as of such date, a 100 basis point change in interest rates would have changed our annual floor plan interest expense by approximately $0.4 million. Outstanding balances under our Revolver bear interest at a variable rate on prime or LIBOR as adjusted each interest period.

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

ITEM 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2007. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2007, our disclosure controls and procedures were (1)
designed to ensure that material information relating to our Company, is made known to the chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by our Company in the reports that we file or submit, or would have filed or submitted, under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms.

No change in our internal control over financial reporting occurred during the three and six-months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

ITEM 4. Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5. Other Information

Not applicable.

ITEM 6. Exhibits

10.42 Consulting Agreement with Thomas A. Donnelly, dated July 26, 2007.
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

Lazy Days’ R.V. Center, Inc.

/s/ John Horton
By:	John Horton
Its:	Chief Executive Officer

/s/ Michael Salvati
By:	Michael Salvati
Its:	Chief Financial Officer

Dated: August 14, 2007

EXHIBIT INDEX

Number	Description of Exhibits
10.42	Consultant Agreement with Thomas A. Donnelly, dated July 26, 2007
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002