Form 10-Q
period 2007-09-30
Lazy Days R.V. Center, Inc.
filed 2007-11-14
CIK 1296937

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 14, 2007, the registrant had 100 shares of common stock outstanding.

-i-

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Lazy Days’ R.V. Center, Inc., a wholly owned subsidiary of LD Holdings, Inc.
Condensed Balance Sheets
ASSETS	September 30, 2007	December 31, 2006
Current assets	(Unaudited)
Cash	$6,292,792	$3,253,637
Receivables, net	16,982,009	15,514,990
Refundable income taxes	-	377,633
Inventories	76,007,187	100,688,336
Prepaid expenses and other	3,003,524	3,001,928
Total current assets	102,285,512	122,836,524

Property and equipment, net	34,771,260	36,970,987

Loan and other costs, net	4,165,162	4,647,963
Goodwill	104,865,672	104,865,672
Intangible assets, net	73,786,473	75,222,812
Other assets	224,885	228,445
Total assets	$320,098,964	$344,772,403

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Floor plan notes payable	$37,431,073	$67,275,431
Current maturities of long-term debt	2,600,000	-
Accounts payable and accrued expenses	12,335,389	11,903,098
Accrued interest	6,520,340	2,548,495
Reserve for chargebacks	1,241,000	1,110,000
Customer deposits	1,729,310	1,421,168
Income taxes payable	579,821	-
Deferred income taxes	2,171,148	2,157,135
Total current liabilities	64,608,081	86,415,327

Long-term debt, less current maturities	138,365,062	140,796,654
Reserve for chargebacks	1,050,000	1,042,000
Deferred rent	14,086,747	14,134,249
Deferred income taxes	27,879,610	28,707,187
Other	19,189	11,494
Total liabilities	246,008,689	271,106,911

Stockholder’s equity
Common stock, $.01 par value: 100 shares issued and outstanding	1	1
Paid-in capital	67,000,000	67,000,000
Retained earnings	7,090,274	6,665,491
Total stockholder’s equity	74,090,275	73,665,492

Total liabilities and stockholder’s equity	$320,098,964	$344,772,403

See accompanying notes to condensed financial statements.

Lazy Days’ R.V. Center, Inc., a wholly owned subsidiary of LD Holdings, Inc.
Condensed Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Revenues
New vehicle	$84,270,269	$100,456,710	$351,962,489	$347,690,303
Pre-owned vehicle	57,539,024	44,807,301	206,644,303	191,344,703
Parts, service and other	9,016,470	6,012,372	31,101,657	28,993,313
Finance and insurance	5,024,804	4,396,095	17,167,902	16,193,861
Rally Park	166,416	125,602	1,233,176	1,184,879
Other	137,254	359,854	632,076	1,349,626

Total revenues	156,154,237	156,157,934	608,741,603	586,756,685

Cost of revenues
New vehicle	77,844,741	92,016,607	325,280,019	316,542,683
Pre-owned vehicle	52,106,355	39,806,706	186,561,953	170,342,799
Parts, service and other	4,519,838	2,264,925	14,772,714	11,897,342

Total cost of revenues	134,470,934	134,088,238	526,614,686	498,782,824

Gross profit	21,683,303	22,069,696	82,126,917	87,973,861

Selling, general and administrative expenses	20,105,147	21,251,305	66,067,341	67,648,336

Income before interest expense and income taxes	1,578,156	818,391	16,059,576	20,325,525

Interest expense	4,922,748	5,315,467	15,317,813	15,977,027

Income (loss) before income taxes	(3,344,592)	(4,497,076)	741,763	4,348,498

Income tax expense (benefit)	(1,272,995)	(1,741,857)	316,980	1,682,869

Net income (loss)	$(2,071,597)	$(2,755,219)	$424,783	$2,665,629

See accompanying notes to condensed financial statements.

Lazy Days’ R.V. Center, Inc., a wholly owned subsidiary of LD Holdings, Inc.
Condensed Statements of Cash Flows (Unaudited)
	Nine Months Ended
	September 30, 2007	September 30, 2006
Cash flows from operating activities
Net income	$424,783	$2,665,629
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property and equipment	2,818,108	2,390,279
Depreciation of rental vehicle inventory	2,653	430,128
Amortization of intangible costs	1,436,339	1,850,625
Amortization and write-off of loan and other costs	670,472	1,141,032
Amortization of discount on long-term debt	168,408	171,375
Loss (gain) on sale of property and equipment	(11,086)	(2,519)
Provision for doubtful accounts	60,211	–
Reserve for chargebacks	139,000	157,000
Deferred income taxes	(813,564)	(643,671)
Change in assets and liabilities
Receivables	(1,527,230)	4,459,961
Inventories	24,678,496	10,281,986
Prepaid expenses and other	(1,596)	53,095
Refundable income taxes	377,633	491,266
Other assets	3,560	30,630
Accounts payable, other accrued expenses, customer deposits, and other	748,128	(2,334,385)
Accrued interest	3,971,845	3,845,864
Income taxes payable	579,821	500,274
Deferred rent	(47,502)	(61,448)

Net cash provided by operating activities	33,678,479	25,427,121

Cash flows from investing activities
Proceeds from sale of property and equipment	17,954	15,982
Purchases of property and equipment	(625,249)	(2,937,429)

Net cash used in investing activities	(607,295)	(2,921,447)

Cash flows from financing activities
Net payments under floor plan	(29,844,358)	(19,014,834)
Loan and other costs	(187,671)	–

Net cash used in financing activities	(30,032,029)	(19,014,834)

Net change in cash	3,039,155	3,490,840

Cash at beginning of period	3,253,637	4,726,164

Cash at end of period	$6,292,792	$8,217,004
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$11,345,968	$11,770,186
Cash paid during the period for income taxes	150,000	1,335,000

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

NOTE 2 - RECEIVABLES

Receivables consist of the following:
	September 30, 2007	December 31, 2006
Contracts in transit and vehicle receivables	$8,927,600	$9,262,233
Manufacturer receivables	6,634,447	5,371,397
Finance and other receivables	2,029,480	1,430,667
	17,591,527	16,064,297
Less: Allowance for doubtful accounts	609,518	549,307

	$16,982,009	$15,514,990

Contracts in transit represent receivables from financial institutions for the portion of the vehicle sales price financed by the Company’s customers through financing sources arranged by the Company. Manufacturer receivables are due from the manufacturers for incentives, holdbacks and other programs.

NOTE 3 - INVENTORIES

Inventories consist of the following:
	September 30, 2007	December 31, 2006
New recreational vehicles	$53,104,579	$68,398,121
Pre-owned recreational vehicles	24,434,489	32,386,060
Parts, accessories and other	1,851,852	1,707,848
	79,390,920	102,492,029
Less: LIFO reserve	3,383,733	1,810,355
	76,007,187	100,681,674
Rental recreational vehicles, less accumulated depreciation of $11,660 in 2007 and $38,775 in 2006	–	6,662

	$76,007,187	$100,688,336

Lazy Days’ R.V. Center, Inc., a wholly owned subsidiary of LD Holdings, Inc.
Notes to Condensed Financial Statements

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill totaling $104,865,672 at September 30, 2007 and December 31, 2006, represents the excess of costs over fair value of net assets of an acquired business. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite life are not amortized, but instead tested for impairment at least annually. At December 31, 2006, management determined there was no impairment of goodwill. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives, addressed annually and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

Intangible assets and the related accumulated amortization are summarized as follows:

	September 30, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Manufacturer relationships	$26,700,000	$2,252,813	$26,700,000	$1,752,188
Non-compete agreement	9,000,000	5,660,714	9,000,000	4,725,000
Customer database	3,600,000	3,600,000	3,600,000	3,600,000

	39,300,000	11,513,527	39,300,000	10,077,188

Unamortizable intangible assets:
Trade names and trademarks	46,000,000	–	46,000,000	–

	$85,300,000	$11,513,527	$85,300,000	$10,077,188

Amortizable intangible assets are being amortized using the straight-line method over 40 years for manufacturer relationships, six years for the non-compete agreement (which was extended an additional year in March 2007 as part of the former Chairman’s retirement agreement) and one year for the customer database. The weighted-average amortization period for all amortizable intangible assets acquired in 2004 is 28.7 years. Trade names and trademarks are considered to have indefinite useful lives and are not being amortized.

Amortization expense for intangible assets for the three and nine-month periods ended September 30, 2007 was $461,518 and $1,436,339 respectively, compared to $616,875 and $1,850,625 for the three and nine-month periods ended September 30, 2006. Estimated amortization expense for the three-month period ending December 31, 2007 and for each of the subsequent five years ending December 31 is: 2007 (three-months) - $461,518, 2008 - $1,846,071, 2009 - $1,846,072, 2010 - $1,355,000, 2011 - $667,500, and 2012 - $667,500.

Lazy Days’ R.V. Center, Inc., a wholly owned subsidiary of LD Holdings, Inc.
Notes to Condensed Financial Statements

NOTE 5 - FLOOR PLAN NOTES PAYABLE

The Company maintains a floor plan financing agreement (the"Floor Plan Credit Facility") with two financial institutions, collateralized by new and pre-owned recreational vehicles aggregating up to $85,000,000. The entire facility may be used to finance new vehicle inventory but only up to $26,000,000 may be used to finance pre-owned vehicle inventory. The financial institutions collateralize all vehicles purchased under these agreements and all receivables generated from the sale of these vehicles. The interest rate charged (7.27% and 8.08% at September, 2007 and 2006, respectively) is based on the prime rate or LIBOR. Principal is due upon the sale of the respective vehicle.

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

The Company’s floor plan notes payable are subject to certain financial and restrictive covenants including interest coverage ratio; current ratio; and limitations on certain executive compensation, capital expenditures, accounts payable, additional debt, liens, dividends, distributions, certain restricted investments, and certain other corporate activities, all as defined in the credit agreement. The minimum interest coverage ratio currently allowable under the Floor Plan Credit Facility is 1.30, through February 2007 and 1.35 thereafter. The Company was in compliance with all covenants at September 30, 2007.

Interest expense on the floor plan notes payable for the three and nine-month periods ended September 30, 2007 was $734,848 and $2,762,376, respectively, compared to $996,479 and $3,024,213 for the three and nine-month periods ended September 30, 2006.

NOTE 6 - LONG-TERM DEBT

On May 14, 2004, the Company issued $152 million of unsecured, senior notes (the “Senior Notes”) through a private placement exempt from the registration requirements of the Securities Act. Subsequently, on December 6, 2004, the Company successfully completed the exchange of $137 million of its Senior Notes. The remaining Senior Notes totaling $15 million were ineligible for exchange. The Senior Notes mature May 15, 2012 and bear interest at an annual rate of 11.75% payable each November 15 and May 15, to the registered holders at the close of business on November 1 and May 1 immediately preceding the interest payment date. The outstanding balance of unsecured Senior Notes at September 30, 2007 was $140,965,062, net of unearned discount of $1,038,938.  Interest expense on the Senior Notes for the three and nine month periods ended September 30, 2007 was $4,187,900 and $12,555,437 compared to $4,318,988 and $12,952,814 for the three and nine month periods ended September 30, 2006.

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

The Company shall offer to repurchase Senior Notes from all holders, on a pro rata basis, to the extent of 50% of the Company’s free cash flow, as defined, for any six-month period ending on either June 30 or December 31 of any fiscal year. To the extent the Company’s free cash flow for any six month period is less than $1.0 million, the Company may elect not to make a free cash flow offer for such period and, in lieu thereof, add such free cash flow to the amount of free cash flow for the next succeeding six-month period. The Company’s estimated free cash flow for the six month period ended June 30, 2007 was recorded as a current maturity of long-term debt.  In October, the offer was completed for $2,633,052, consisting of $2,450,000 in bond redemption, a $73,500 redemption premium and $109,552 in accrued interest.

The Company maintained a five-year senior secured revolving line of credit facility.  This facility provided for borrowings up to $15 million, as defined, which included a $10 million sub-facility for the issuance of letters of credit.  This facility was terminated February 22, 2007 and replaced with a new $15 million revolving credit facility (the “Revolver”) included in the Floor Plan Credit Facility (see Note 5).  The terms of the new Revolver have not significantly changed from the prior agreement.  There were no outstanding advances under the Revolver at September 30, 2007 or December 31, 2006. The Company is eligible to borrow under the Revolver when its interest coverage ratio, as defined, exceeds 1.40 and the Company’s trailing twelve month net income, as defined, exceeds $500,000.  At September 30, 2007, the Company's interest coverage ratio is 1.45 and the trailing twelve month net income was less than $500,000.

The Company had outstanding letters of credit amounting to $225,000 at September 30, 2007. Interest on outstanding advances is payable monthly and is based on the prime rate (7.75% at September 30, 2007).  Borrowings are collateralized by substantially all of the Company's assets.

Lazy Days’ R.V. Center, Inc., a wholly owned subsidiary of LD Holdings, Inc.
Notes to Condensed Financial Statements

NOTE 7 - LD HOLDINGS AND RV ACQUISITION

The balance sheets of LD Holdings, a wholly owned subsidiary of RV Acquisition, consisted of the following:

	September 30, 2007	December 31, 2006
ASSETS
Investment in Lazy Days' R.V. Center, Inc.	$74,090,275	$73,665,492

STOCKHOLDER’S EQUITY
Common stock, Class A	$1	$1
Paid-in capital	67,000,000	67,000,000
Retained earnings	7,090,274	6,665,491

Total stockholder’s equity	$74,090,275	$73,665,492

The balance sheets of RV Acquisition consisted of the following:

	September 30, 2007	December 31, 2006
ASSETS
Investment in LD Holdings	$74,090,275	$73,665,492

LIABILITIES
Due to Lazy Days' R.V. Center, Inc.	$51,372	$51,372

STOCKHOLDERS’ EQUITY
Preferred stock, Series A, including accrued dividends of $36,016,146 in 2007 and $26,547,610 in 2006	98,016,146	88,547,610
Common stock, $.01 par value	49,947	49,947
Paid-in capital	4,941,771	4,941,771
Accumulated deficit	(28,968,961)	(19,925,208)

Total stockholders’ equity	74,038,903	73,614,120

Total liabilities and stockholders’ equity	$74,090,275	$73,665,492

Lazy Days’ R.V. Center, Inc., a wholly owned subsidiary of LD Holdings, Inc.
Notes to Condensed Financial Statements

NOTE 8 - EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS ON THE FINANCIAL STATEMENTS

In July 2006, the Financial Accounting Standards Board issued Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48").  This Interpretation revises the recognition test for tax positions taken in tax returns such that a tax benefit is recorded only when it is more likely than not that the tax position will be allowed upon examination by taxing authorities, which is presumed to occur.  The amount of such a tax benefit to be recorded is the largest amount that is more likely than not to be allowed. The Company adopted FIN 48 effective January 1, 2007.  The adoption of FIN 48 had no material impact on the Company's consolidated financial position or results of operations. The amount of unrecognized tax benefits at January 1, 2007 totaled $460,000 ($539,000 at September 30, 2007) and the full amount would decrease the Company's effective tax rate, if ultimately recognized into income.

The Company is subject to U.S. Federal income tax as well as income tax of the State of Florida, and is no longer subject to examination by taxing authorities for years before 2003.  The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.  Interest and penalties related to income tax matters are recognized in income tax expense. Interest and penalties accrued for at September 30, 2007 were insignificant.

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

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006 (Unaudited)

Revenues. Revenues at $156.2 million in the three months ended September 30, 2007 were equal to the three month period ended September 30, 2006. Total new units sold decreased 82 units from the comparable period in 2006.  Total pre-owned units sold increased 85 units from the comparable period in 2006.   Despite the total units sold remaining relatively flat, vehicle revenues declined $3.4 million due to lower new unit sales which carry a higher average sales price per unit sold.  Finance and insurance related revenues as well as parts and service revenues were up year over year.

New Unit Sales. Sales of new vehicles decreased $16.2 million to $84.3 million in the three months ended September 30, 2007 from $100.5 million in the comparable period in 2006.  Class A diesel unit sales were down 12.1% in the three months ended September 2007 versus the comparable period in 2006.  Class A gas and Class C units remained relatively unchanged while towables declined 17.8%.   New unit sales by class in the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 are summarized as follows:

	Three Months Ended
	September 30, 2007	September 30, 2006
Class A – Diesel	261	297
Class A – Gas	105	106
Class C	69	69

Total Motorized	435	472

Fifth Wheel	117	133
Travel Trailer	90	119

Total Towable	207	252

Total New Units	642	724

Pre-Owned Unit Sales. Sales of pre-owned vehicles increased $12.7 million to $57.5 million in the three months ended September 30, 2007 from $44.8 million in the comparable period in 2006 driven by the higher volume and more favorable mix of high-end units.   Class A diesel and Class C units improved 27.5% and 53.8%, respectively while Class A gas and total towable units remained relatively flat. Pre-owned unit sales by class in the three months ended September 30, 2007 compared to the three months ended September 30, 2006 are summarized as follows:

	Three Months Ended
	September 30, 2007	September 30, 2006
Class A – Diesel	255	200
Class A – Gas	163	168
Class C	100	65
Total Motorized	518	433

Fifth Wheel	68	77
Travel Trailer	119	120
Other	84	74
Total Towable	271	271

Total Pre-Owned Units	789	704

Parts, Service and Other Revenues. Parts and service revenues in the three months ended September 30, 2007 increased $3.0 million to $9.0 million versus $6.0 million from the comparable period in 2006.  Retail and warranty sales increased 42.9% and 69.7% respectively.

Finance and Insurance Related Revenues. Finance, insurance and extended warranty related revenues increased from $4.4 million in the three months ended September 30, 2006 to $5.0 million in the comparable period in 2007.  The increase in finance, insurance and extended warranty related revenues were primarily attributable to favorable warranty income and improved finance penetration ratios.

Gross Profit. Gross profit consists of gross revenues less our cost of sales and services. Gross profit decreased from $22.1 million in the three months ended September 30, 2006 to $21.7 million in the comparable period in 2007. Gross profit margin was 13.9% in the three months ended September 30, 2007 as compared to 14.1% in 2006. The decrease in gross profit was primarily due to a $2.0 million decrease in new vehicle margin, offset by a $0.4 million increase in pre-owned vehicle margin and $0.8 million increase in parts & service margin. New vehicle margin in 2007 was negatively impacted by a non-cash LIFO adjustment representing $1.1 million of the variance quarter over quarter, lower volume, and lower average margins on new units. Pre-owned margin increase was due to increased volume (primarily driven by 85 increased motorized units). Despite the unit decline, finance & insurance performed well versus prior year with additional warranty income and improved finance penetration ratios.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, including depreciation and amortization, decreased from $21.3 million the three months ended September 30, 2006 to $20.1 million in the comparable period in 2007. This decrease is primarily due to lower commissions expense (driven by lower gross margin), lower rent expense, decreased amortization expense and advertising partially offset by increased insurance costs, and professional service fees (driven by Sarbanes-Oxley implementation).

Operating Profit. Operating profit represents our gross profit, less selling, general and administrative expenses including depreciation and amortization. Operating profit increased from $0.8 million in the three months ended September 30, 2006 to $1.6 million in the comparable period in 2007. This increase was due to decreased selling, general and administrative expenses in conjunction with a decline in gross profit.

Interest Expense—Floor Plan Credit Facility. Interest expense on our Floor Plan Credit Facility was $1.0 million in the three months ended September 30, 2006 and $0.7 million in the comparable period in 2007. The decrease is primarily due to the more favorable terms of the renegotiated floor plan facility, as well as a decrease in average borrowings.  We utilize all excess cash generated from operating activities after capital expenditures to pay down the floor plan.

Other Interest Expense. Other interest expense was related to interest expense under our Senior Notes. Other interest expense decreased from $4.3 million in the three months ended September 30, 2006 to $4.2 million in the comparable period in 2007.

Income Tax Expense. Income tax benefit approximated $1.7million in the three months ended September 30, 2006 compared to a $1.3 million benefit for the comparable period in 2007.  The Company’s effective income tax rate was 38.1% and 38.7% for the three-month periods ended September 30, 2007 and 2006, respectively.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006 (Unaudited)

Revenues. Revenues increased $21.9 million to $608.7 million in the nine months ended September 30, 2007 from $586.8 million in the comparable period in 2006. Total retail vehicle sales decreased 174 units from 2006.  Despite the decrease in overall units, vehicle revenues increased due to a better product mix, higher average unit sales price and better finance penetration ratios.  In addition to the vehicle sales increase, finance and insurance, parts and service, and RallyPark also improved, partially offset by a decline in other income which was primarily due to an advertising revenue decrease from the discontinuation of the publication, RV Living.

New Unit Sales. Sales of new vehicles increased $4.3 million to $352.0 million in the nine months ended September 30, 2007 from $347.7 million in the comparable period in 2006.  While, 2007 new vehicle sales decreasing by 81 units, Class A unit sales increased 5.6% over the first nine months in 2006. The gain in motorized units was partially offset by a decline in towable units of 17.5%. New unit sales by class in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 are summarized as follows:
	Nine Months Ended
	September 30, 2007	September 30, 2006
Class A – Diesel	1,100	1,032
Class A – Gas	438	424
Class C	260	276
Total Motorized	1,798	1,732

Fifth Wheel	402	463
Travel Trailer	290	376
Total Towable	692	839

Total New Units	2,490	2,571

Pre-Owned Unit Sales. Sales of pre-owned vehicles increased $15.3 million to $206.6 million in the nine months ended September 30, 2007 from $191.3 million in the comparable period in 2006.  The sales increase, despite a decline of 93 units sold, was attributable to a more favorable mix of motorized units with Class A diesels up 2.6% and Class C units up 23.7%.  Pre-owned unit sales by class in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 are summarized as follows:

	Nine Months Ended
	September 30, 2007	September 30, 2006
Class A – Diesel	915	891
Class A – Gas	637	702
Class C	323	261
Total Motorized	1,875	1,854

Fifth Wheel	276	308
Travel Trailer	333	419
Other	282	278

Total Towable	891	1,005

Total Pre-Owned Units	2,766	2,859

Parts, Service and Other Revenues. Parts and service revenues in the nine months ended September 30, 2007 increased $2.1 million to $31.1 million from $29.0 million in the comparable period in 2006.  Retail sales increased 6.4%, partially offset by a decline in warranty sales of 3.5%.

Finance and Insurance Related Revenues. Finance, insurance and extended warranty related revenues increased by $1.0 million to $17.2 million in the nine months ended September 30, 2007 compared to $16.2 million for the same period in 2006.  The increase in finance, insurance and extended warranty related revenues were primarily attributable to warranty income and improved finance penetration ratios; partially offset by lower finance margins and lower volume.

Gross Profit. Gross profit consists of gross revenues less our cost of sales and services. Gross profit decreased from $88.0 million in the nine months ended September 30, 2006 to $82.1 million in the comparable period in 2007. Gross profit margin was 13.5% in the nine months ended September 30, 2007 compared to 15.0% in the comparable period in 2006. The decrease in gross profit was primarily due to a $4.5 million decrease in new vehicle margin, a $0.9 million decrease in pre-owned vehicle margin and $0.8 million decrease in parts & service margin.  New vehicle margin in 2007 was negatively impacted by the decline in rental profit of $0.5 million, a non-cash LIFO adjustment representing $2.8 million of the variance year over year, lower volume, and lower average margins on new units. Pre-owned margins were negatively impacted by lower volume (primarily driven by 111 lower returned rental units that were sold in 2006 as part of the rental program in 2006).  Despite the unit decline, finance & insurance performed well versus prior year with additional warranty profit participation income and improved penetration ratios.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, including depreciation and amortization, decreased $1.5 million from $67.6 million in the nine months ended September 30, 2006 to $66.1 million in the comparable period in 2007. This decrease is primarily due to lower commissions expense (driven by lower volume), lower rent expense, decreased amortization expense and advertising partially offset by increased insurance costs and professional service fees (driven by Sarbanes-Oxley implementation).

Operating Profit. Operating profit represents our gross profit, less selling, general and administrative expenses including depreciation and amortization. Operating profit decreased from $20.3 million in the nine months ended September 30, 2006 to $16.1 million in the comparable period in 2007. This decrease was due to the overall decline in gross profit offset by a decrease in selling, general and administrative expenses.

 Interest Expense—Floor Plan Credit Facility. Interest expense on our Floor Plan Credit Facility decreased from $3.0 million in the nine months ended September 30, 2006 to $2.8 million in the comparable period in 2007.

Other Interest Expense. Other interest expense was related to interest expense under our Senior Notes. Other interest expense decreased from $13.0 million in the nine months ended September 30, 2006 to $12.6 million in the comparable period in 2007.

Income Tax Expense. Income tax expense decreased from $1.7 million in the nine months ended September 30, 2006 to $0.3 million in the comparable period in 2007.  The Company’s effective income tax rate was 42.7% and 38.7% for the nine-month periods ended September 30, 2007 and 2006, respectively.  The increase in the rates is due to additional interest for uncertain tax positions in accordance with FIN 48.

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

Operating Activities. Net cash provided by operating activities during the nine months ended September 30, 2007 was equal to $33.7 million, compared to $25.4 million during the comparable period in 2006. This increase in net cash provided by operating activities for 2007 was primarily the result of a decrease in inventories partially offset by an increase in receivables, and a decrease in net income (driven by decreases in vehicle unit sales).

Investing Activities. Net cash used in investing activities was $0.6 million during the nine months ended September 30, 2007, compared with net cash used in investing activities of $2.9 million during the comparable period in 2006. The decrease in net cash used in investing activities during the nine month period ended September 30, 2007 versus 2006 was attributable to a decrease in purchases of property and equipment.

Financing Activities. Net cash used in financing activities during the nine months ended September 30, 2007 was $30.0 million, compared to $19.0 million during the comparable period in 2006. The change was due to utilizing increased cash provided by operating activities to increase net payments under our Floor Plan Credit Facility in 2007.

Working Capital. Working capital, including cash and cash equivalents, totaled approximately $37.8 million at September 30, 2007. We maintain sizable inventories in order to meet the expectations of our customers, and believe that we will continue to require working capital consistent with past experience. Historically, we have funded our operations with internally generated cash flow and borrowings.

Our principal sources of funds are cash flows from operating activities and available borrowings under our Floor Plan Credit Facility, including the Revolver. As of September 30, 2007, we had $100.0 million of borrowing capacity and $36.6 million of availability under our Floor Plan Credit Facility.  Borrowings under the Floor Plan Credit Facility are subject to certain restrictive covenants, including a minimum interest coverage ratio, as defined, which is 1.30 through February 2007 and 1.35 thereafter. We have nothing drawn under our Revolver as of September 30, 2007.  The Company is eligible to borrow under the Revolver when its interest coverage ratio, as defined, exceeds 1.40 and the Company’s trailing twelve month net income, as defined, exceeds $500,000.

The Company shall offer to repurchase Senior Notes from all holders, on a pro rata basis, to the extent of 50% of the Company’s free cash flow, as defined, for any six month period ending on either June 30 or December 31 of any fiscal year (“Free Cash Flow Offer”).  The Company’s estimated free cash flow for the six-month period ended June 30, 2007 was recorded as a current maturity of long-term debt.  In October, the offer was completed for $2,633,052, consisting of $2,450,000 in bond redemption, a $73,500 redemption premium and $109,552 in accrued interest.

As of September 30, 2007, our capital expenditures approximated $0.6 million for the nine-month period. Our Floor Plan Credit Facility limits our ability to make capital expenditures in excess of $5.0 million per annum. Based on current estimates, management believes that the amount of capital expenditures permitted to be made under our Floor Plan Credit Facility will be adequate to grow our business according to our business strategy and to maintain the properties and business of our continuing operations.

Based on current facts and circumstances, we believe we have adequate cash flow coupled with borrowing capacity under our Floor Plan Credit Facility to fund our current operations, Free Cash Flow Offer and capital expenditures.

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

▪	We may experience unanticipated fluctuations in our operating results for a variety of reasons.

▪	Reduced availability of financing for our customers could adversely affect our sales volume.

▪	Our geographic concentration heightens our exposure to adverse regional developments, including adverse economic conditions, demographic changes, severe weather events and natural disasters.

▪	Our business is cyclical and seasonal and this can lead to fluctuations in our sales and operating results.

▪	Changes in consumer preferences for our products or our failure to gauge those preferences could lead to reduced sales and additional costs.

▪	We are dependent on continued relationships with major manufacturers who supply our products.

▪	If the frequency and size of product liability and other claims against us, including wrongful death, increase, our business, results of operations and financial condition may be harmed.

▪	Fuel shortages, or higher prices for fuel, could have a negative effect on sales of recreational vehicles.

▪
We require floor plan financing to purchase our inventory.  The absence of available floor plan financing could have a material adverse effect on our operations and hinder our ability to achieve our growth strategy.

▪
A substantial portion of our income is from financing, insurance and extended service contracts, which depend on third-party lenders and insurance companies.  We cannot assure you third-party lending institutions will continue to provide financing for RV purchases.

▪	The loss of key personnel and/or failure to attract and retain highly qualified personnel could make it more difficult for us to generate cash flow from operations and service our debt.

▪	The interests of our controlling stockholder may be in conflict with your interests as a holder of Notes.

▪	We are subject to extensive government regulation. Changes in these regulations could have a negative effect on our financial condition.

▪	·The occurrence of extraordinary events, such as a major terrorist attack in the United States, may adversely affect our business, resulting in a decrease in our revenues.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rates. We are exposed to market risk from changes in the interest rates on a portion of our outstanding indebtedness. There were no borrowings outstanding at September 30, 2007 under our Revolver credit facility. Amounts outstanding under the Floor Plan Credit Facility bear interest at a variable rate based on prime or LIBOR as adjusted each interest period. As of September 30, 2007, based on the aggregate amount of $37.4 million outstanding under our Floor Plan Financing Facility as of such date, a 100 basis point change in interest rates would have changed our annual floor plan interest expense by approximately $0.4 million. Outstanding balances under our Revolver bear interest at a variable rate on prime or LIBOR as adjusted each interest period.

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

ITEM 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2007. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2007, our disclosure controls and procedures were (1) designed to ensure that material information relating to our Company, is made known to the chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by our Company in the reports that we file or submit, or would have filed or submitted, under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms.

No change in our internal control over financial reporting occurred during the three and nine-months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

We are party to numerous legal proceedings that arise in the ordinary course of our business. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our business, results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty and an unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition and cash flows.

ITEM 1A. Risk Factors

There have been no material changes to the factors disclosed in ITEM 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5. Other Information

Not applicable.

ITEM 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes –Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lazy Days’ R.V. Center, Inc.

/s/ John Horton
By:	John Horton
Its:	Chief Executive Officer

/s/ Randall Lay
By:	Randall Lay
Its:	Chief Financial Officer

Dated: November 14, 2007

EXHIBIT INDEX

Number	Description of Exhibits
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002