Form 10-K
period 2007-12-31
Lazy Days R.V. Center, Inc.
filed 2008-03-31
CIK 1296937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2007

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
Yes  ☐    No  ☒

(Note:  As voluntary filers, not subject to the filing requirements, the registrants filed all reports under Section 13 or 15(d) of the Exchange Act during the preceding 12 months)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

 Large accelerated filer☐ Accelerated filer☐ Non accelerated filer☒    Smaller Reporting Company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act.):
Yes  ☐    No  ☒

As of March 31, 2008, the registrant had 100 shares of common stock outstanding all of which is held by LD Holdings, Inc.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

PART I

ITEM 1. BUSINESS

Our Company

We are the largest single site recreational vehicle (“RV”) retailer in the world. In 2007, we sold 6,647 new and pre-owned RVs in the retail market, including Class A motor homes, Class C motor homes, conventional travel trailers and fifth-wheel travel trailers. Class A motor homes are the highest priced class of vehicles in the RV industry and represented 86% of our 2007 new RV revenues. We also generate revenue from commissions earned on vehicle financing and insurance products we sell on behalf of third-party providers, from the service, maintenance and repair of RVs, daily fees paid by customers who utilize our RallyPark campground facilities, and rental revenue from our temporary housing rental program. We operate on a 126-acre site near Tampa, Florida that attracts more than 250,000 visitors annually. We generated 2007 revenues of $778 million.

One of our primary strategies is to create “Customers for Life” by offering a unique purchasing experience that combines the largest single-site RV inventory in the world, our one-of-a-kind scenic facility with multiple amenities, and our focused, process oriented approach to servicing the customer. Building a welcoming atmosphere that caters to the entry level as well as the seasoned RV enthusiast is an intangible element critical to our success, and our philosophy is thoroughly ingrained in and continually reinforced throughout our corporate culture at every level. Our unique customer-focused business model has resulted in a loyal, stable and growing customer base and an unrivaled reputation within the RV community. Our ability to generate a significant portion of our annual unit sales from repeat business and word-of-mouth referrals is testimony to the success of this approach.

To enhance our guests’ experience, we have developed our facilities with their needs in mind and as a result, our site has become a destination location for RV owners throughout the United States, Mexico and Canada. Our facilities feature a number of unique attractions including a 1,200-site outdoor show space of new and pre-owned RVs, a 230-bay RV servicing facility with a 6,600 square foot Service Pavilion that includes professional full-time concierge services, complimentary Starbucks® coffee concession, luxurious seating areas, flat screen televisions and wireless internet connections. At our 299-site RallyPark, we hold over 100 rallies each year and provide our visitors the opportunity to meet and spend time with other RV enthusiasts. In addition, visitors to our site can enjoy complimentary meals at our Italian themed Café, or visit our Learning Center for complimentary seminars. Customers who have purchased a luxury Class A motor home enjoy the exclusive services and amenities of our CrownClub facility and all other buyers become members of our exclusive Club Lazydays. Finally, there are additional attractions located adjacent to our facilities that appeal to RV owners including a Camping World retailer, a Flying J RV Travel Plaza and a Cracker Barrel restaurant. These features and our customer focused philosophy cater to the RV enthusiast community and have allowed us to attract potential RV purchasers from across the United States. In 2007, 42% of our unit sales were to customers that reside outside the state of Florida.

▪
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

▪
Process Driven Sales Organization. We have a talented and experienced sales organization with approximately 150 sales professionals. Our sales professionals benefit from at least one hour of training each business day on specific product features and selling techniques. Our sales professionals’ compensation structure is 100% commission based and is driven by profit achievement and customer satisfaction ratings. Each salesperson follows a carefully scripted process which we have developed over time. Our sales process begins with a customer interview to determine which products will appeal to the customer. The salesperson then escorts the customer through the product selection process by touring our facilities and focusing the customer on three to five specific models the sales person determines best meets the customer’s needs. Once a selection is made, the salesperson coordinates with the desk manager to value the customer’s trade-in, if applicable, and determine the sales price. We contact each customer, on average, eight times within the first twelve months following their purchase to ensure satisfaction and create customer loyalty. In 2007, $714 million of our revenues were generated from sales of new and pre-owned RVs.

▪
Finance and Insurance Product Sales. Upon completion of the sale negotiation, the customer is escorted to a business manager who documents the purchase and offers third-party financing, insurance and warranty products. In 2007, approximately 57% of our customers obtained their vehicle financing through Lazydays, the interest on which is often tax deductible as a person’s primary or secondary residence. We arrange financing from eleven lending institutions and offer insurance products from seven insurance underwriters. In 2007, $21.4 million of our revenues were generated from commissions on third-party finance and insurance products.

▪
Value-Added Customer Benefits and Customer Dedication. We provide each of our customers complimentary benefits with an RV purchase that we estimate have an aggregate value of over $8,000. Our delivery team performs a 130-point inspection of every motor home and a 100-point inspection for every towable vehicle. We also provide our customers with an optional driver confidence course, assistance in registering and obtaining title for their RV, complimentary memberships in various RV clubs and campgrounds as well as discounts at Camping World stores.

▪
Marketing. The most important component of our marketing effort is word-of-mouth marketing among our customers and other RV enthusiasts. We actively cultivate referrals from our customers with our proprietary “Friends and Family” referral program. Their referral efforts are acknowledged on our “Wall of Honor”, which prominently displays their names. We target multiple direct marketing efforts at prospective buyers utilizing our proprietary database of  approximately two million street addresses and 117,000 email addresses for current and potential RV customers in order to drive in-person visits and telephone contacts. We have a print advertising campaign in camping and RV magazines. In 2006, we launched Lazydays RV Showcase magazine. The magazine is published every two months and targets RV owners and aspirants. Our largest source of sales leads is our website, Lazydays.com, which features real-time displays of our inventory updated automatically every ten minutes and offers customers an opportunity to browse our current product selection. These multi-faceted marketing initiatives generate a significant number of sales leads.

▪
The Café. The Italian themed Café is located in our main dealership building and serves over 300,000 complimentary meals to customers and visitors each year, including customers visiting our facilities for service and repair, sales prospects and RallyPark guests. Importantly, the layout of our site requires our RallyPark guests to traverse our product selection in order to reach the Café. As a result, potential customers often approach sales representatives before or after the meal service to inquire about our products.

▪
CrownClub.  Our CrownClub facility opened in December 2003 as an additional exclusive benefit to our customers who purchase a luxury (approximately $300,000 and above) Class A motor home. CrownClub qualifying new and pre-owned unit purchasers receive membership privileges, of three and two years, respectively, which we believe helps to motivate our customers to trade-in on a more frequent basis. CrownClub membership offers exclusive access to 43 premier service bays and a 17,000 square foot clubhouse, including a lounge, dining room, library, business center and swimming pool. CrownClub members enjoy complimentary upscale meals and our full-service bar. Members also receive other amenities such as invitations to exclusive CrownClub reunions held at upscale RV resorts throughout the U.S. and certificates for 20 free nights at RallyPark.  As of December 31, 2007, we had more than 2,340 CrownClub members.

▪
Club Lazydays.  In 2006, we introduced Club Lazydays, a one of a kind club that provides exclusive benefits to anyone who purchases an RV from us.  Benefits include a luxurious Service Pavilion; a dedicated toll free number for member assistance; complimentary breakfast and lunch; a personal service advisor; invitations to Club Lazydays reunions; discounts on stays at RallyPark, and affiliated membership to other RV clubs such as Thousand Trails, Family Motor Coach Association, Camping World President’s club and other product specific clubs.

▪
RallyPark. RallyPark is a 299-site RV campground located at the Lazydays facility. Each site offers wireless internet access, utilities, cable TV and a morning newspaper. More than 100 rallies are held at RallyPark each year and we believe RallyPark is the preferred rally site for many national, regional and state RV clubs. Our 12,000 square foot, climate-controlled RallyCenter can accommodate up to 500 people and is utilized for dinners, meetings, award ceremonies and live entertainment. We also offer a screened and heated swimming pool and Jacuzzi, tennis courts, horseshoe pits and shuffleboard lanes for our guests. In 2007, $1.6 million of our revenues were generated from fees charged to RallyPark guests.

▪
Quality Service and Repair Programs. We have a 230-bay servicing area including 43 premier CrownClub bays and what we believe is the largest RV collision repair center in the U.S. We also offer other special services that are performed in our cabinet shop, chassis shop, windshield repair shop and upholstery shop. Our staff is highly qualified and has over 100 of an estimated 400 RVIA/RVDA Certified and Master Certified technicians in the state of Florida. We have an extensive parts inventory which, as of December 31, 2007, was approximately $1.7 million and we have access to many hard-to-find parts. In 2007, $39.9 million of our revenues were generated from service and repair.

▪
Premier Customer Profile. Our business model allows us to seek and maintain “Customers for Life.” Our target customers are both entry level and seasoned RV enthusiasts who enjoy a wide range of RV lifestyles. These include everything from weekend trips to full-time RVing.  A substantial segment of our customer base seeks a part and full-time lifestyle centered on the RV. These RV enthusiasts are typically financially secure couples in the 55-74 year-old age group who are seeking an RV lifestyle that involves frequent travel, substantial time living in their RV and the opportunity for interaction with other RV enthusiasts. Approximately 70% of our customers seek to trade-in an RV and many of our RV enthusiast customers are purchasing their third or fourth RV and may use their RV as their primary residence. We are intently focused on improving the likelihood that when an RV enthusiast does purchase an RV they purchase it from Lazydays. Our continuing success in this endeavor was demonstrated by the 19% of our unit sales which were generated from repeat customers in 2007. Our customers generally purchase RVs at higher price points, as evidenced by our average purchase price for retail sales of $107,430 in 2007 compared to an industry average of approximately $41,041 in 2007. We also believe our name and reputation are being disseminated to other RV enthusiasts within this community.

▪
Economies of Scale. We believe that we generate approximately three times the revenue of the next largest single-site dealership. We offer over 150 distinct new RV models, including Class A motor homes, Class C motor homes, conventional trailers and fifth-wheel trailers, which we believe is the broadest product offering at any single-site retailer. Our 1,200-site outdoor show space includes new products from leading manufacturers, including Monaco Coach Corporation, Fleetwood Enterprises, Inc., Winnebago Industries, Inc., Carriage, Inc., Thor Industries, Inc., Glendale RV, Forest River RV, Inc. and Tiffin Motor homes, Inc. We attract potential RV purchasers from across the United States, as evidenced by the 52% of our Class A unit sales in 2007 made to customers that reside outside the state of Florida. Our scale also allows us to provide one-stop shopping for our customers by offering competitive third-party financing, insurance and warranty products. Approximately 70% of our customers seek to trade-in an RV which provides us with a consistent supply of pre-owned vehicles to offer our customers. Finally, the wholesale network of over 1,500 dealers that we have developed since 1994 provides us with a reliable system for managing our pre-owned inventory and allows us to accept and accurately value customer trade-ins.

▪
Favorable Relationships with Manufacturers. We believe our supplier relationships are excellent. In 2007, we were the largest retailer for five of the nine manufacturers represented by our new RV product offering. Our product offering of Class A motor homes represents manufacturers that command a 67% share of the U.S. Class A market. The manufacturers we represent have 16 full-time sales and service representatives stationed at our site to educate our sales force, assist customers in their purchase decision and assist in servicing vehicles. We have favorable multi-year contracts which provide exclusive geographical distribution rights for many manufacturers’ products, ranging from the Tampa, Florida area to the southeastern United States. We have maintained long-term relationships with these manufacturers across various levels within each organization, ranging from frequent management contacts to manufacturer production personnel visiting our facilities to assist in delivering RVs and addressing quality issues.

▪
Experienced Management Team. We are led by an experienced management team with our top eight managers having over 75 years experience in the RV industry and average tenure at the Company of seven years. Our team has extensive retail sales, marketing, operations and financial experience and is skilled at driving growth and creating a unique customer experience. Our senior management group is responsible for developing and implementing our business strategy and focusing on increasing profitability and our incentive systems ties their compensation to our financial performance.

Business Strategy

Our principal business strategies include the following:

▪
Maintain High Levels of Customer Service. Our business is differentiated from other retailers due to our customer focus. We believe customer satisfaction is critical to our continued growth and profitability. Over the past ten years, we have transformed our business from a large RV retailer into an RV enthusiast destination site through the development of our sales and service processes and our one-of-a-kind facilities including, most recently, the addition of our Service Pavilion, Café and Learning Center and remodeling of our sales offices. We intend to continue to upgrade and enhance our facilities as well as add additional site amenities to increase customer satisfaction. We believe that our customer-centric business strategy will continue to attract visitors and allow us to grow our RV enthusiast customer base.

▪
Favorable Demographics. We believe the aging of the “baby boomer” generation will result in substantial increases in RV sales over the next 5-10 years.  Overall, RV ownership rates have historically been highest in the 55-64 year old age group with penetration rates of approximately 14%.  This age group is expected to grow 45% from 2002 to 2010.  Our management team believes our existing 126-acre site can accommodate a 55% increase in annual RV deliveries and we plan to continue to expand our product offering to include additional manufacturers’ product lines as dictated by customer preferences.

▪
Generate and Convert Sales Opportunities. We continually seek to increase the number of sales prospects through creative marketing initiatives including effectively utilizing and enhancing our destination location appeal, our proprietary database and our website. We employ systems that continually monitor and improve nearly all of our customer interactions and all facets of our sales processes in order to increase the rate at which we convert these sales leads into RV purchases. In 2007, approximately 19% of the 35,000 prospective customers who actively pursued an RV purchase from us actually purchased an RV. We will continue to work to improve our customer focused model by having daily training sessions with our sales force to improve sales techniques and product knowledge, ensuring that a consistent message is delivered to our customers. We will also continue to focus on high-margin sales opportunities, including Class A motor home sales and sales of finance, insurance and warranty products.

Products

Overview

RVs are categorized into two vehicle segments: motor homes and towables. Motor homes are self-contained and are built on a motor vehicle chassis. They are designed to provide a mobile living environment for recreational, travel, or camping use. Towables are also self-contained, wheeled units designed to be towed by a motorized vehicle and are generally less expensive and smaller than motor homes.

New Vehicles

Motor homes

Class A. Class A motor homes are the largest and most luxurious motor homes. These motor homes are built on specially designed chassis and often are outfitted with amenities such as washers/dryers, security systems, TVs, DVD players, satellite dishes and hydraulic leveling systems. Newer Class A motor homes are generally equipped with multiple “slide-outs,” which allow the owner to extend the exterior walls of the RV when parked to dramatically enlarge the interior space. These motor homes range in length from 21 to 45 feet and sell for between $50,000 and over $1 million and represented 86% of our 2007 new vehicle revenues.

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

Gas-powered Class A motor homes are considered entry-level Class A motor homes and are priced from $75,000 to $175,000. Class A gas products appeal primarily to the part time RVer who is looking to enjoy the RV experience at an affordable price. Built on a less robust chassis than diesel products, gas motor homes tend to offer less carrying capacity and a slightly rougher ride than diesels. Interior comfort is not sacrificed; however, as Class A gas products are available with all the high end amenities including multiple slide-outs, luxurious furnishings, flat screen TVs and satellite antennas.

Class C. Class C motor homes, also known as “mini-motor homes,” are constructed on an automotive manufactured van frame with an attached cab segment. Similar to Class A motor homes, these RVs, which range in length from 20 to 32 feet, offer full kitchen, sleeping and dining facilities and are increasingly featuring “slide-outs.” Class C motor homes sell for between $40,000 and $125,000 and represented 7% of our 2007 new vehicle revenues.

Towables

Conventional. Conventional travel trailers range in length from 12 to 39 feet and generally include all of the facilities found in a motor home. As with all towables, an advantage of a conventional travel trailer is that it can be detached from a car, pickup truck, or van at the destination, thus making the towing vehicle available for other uses. In addition, six-cylinder engine cars are now capable of towing the newer, lightweight travel trailer models. New travel trailers, most of which can sleep up to eight people, are priced between $9,000 and $76,000 and represented 2% of our 2007 new vehicle revenues.

Fifth Wheel. Fifth-wheel travel trailers, which range in length from 21 to 42 feet, are similar to conventional travel trailers in terms of size and amenities, but the two differ in their methods of attachment to the towing vehicle. While a conventional travel trailer is designed to be mounted on a standard car, truck, or van hitch, a fifth-wheel travel trailer is attached to a pickup truck by a special hitch connected to the truck bed. This design provides greater maneuverability and reduces the overall length of the combined vehicles. Fifth-wheel travel trailers sell for between $12,000 and $100,000 and represented 5% of our 2007 new vehicle revenues.

Pre-Owned Vehicles

Sales of pre-owned RVs contributed 34% of our revenues during 2007. With approximately 70% of our customers providing a trade-in RV, we benefit from a steady, high quality flow of available pre-owned inventory. We sell our pre-owned vehicles to both retail customers and, on a wholesale basis, a network of RV and automotive dealers. Retail customer’s purchase pre-owned vehicles because they can get a high quality vehicle at a lower price. We enhance the value of pre-owned vehicles by fully servicing them before offering them for resale.

Our practice of wholesaling RVs to other dealers allows us to manage our pre-owned vehicle inventory optimally and limit our risk of carrying pre-owned vehicles for extended time periods. With access to over 1,500 dealers, we can offer higher values for trade-ins and mitigate our trade-in risk by selling slow-moving pre-owned RVs through this large dealer network.

The sales of all categories of pre-owned inventory through our wholesale network represented 9% of total pre-owned vehicle revenues in 2007. Of our total pre-owned vehicle revenues in 2007, retail sales of pre-owned Class A motor homes represented approximately 75%, retail sales of Class C pre-owned motor homes represented 6% and retail sales of pre-owned fifth wheel and conventional towables and other miscellaneous vehicles represented the remaining 9%.

Trailer Rental Program for Temporary Housing

As a result of the active Florida hurricane season in 2004, we developed a rental program which targeted displaced hurricane victims in need of temporary housing. In 2004, 682 conventional travel trailers were rented. Rental terms ranged from three to six months with extended terms available. We continued the program in 2005 and 2006 and expanded rental units to include Class C motor homes.  This program concluded in 2007.

Service and Repair

We operate 230 service bays, providing on-site general RV maintenance and repair work to customers. The service and repair department is divided into two areas: the “make ready” process for deliveries of recently purchased new and pre-owned retail units and post-delivery service. We also maintain a body shop, cabinet shop, chassis shop and windshield repair shop with highly skilled, RVIA/RVDA-certified technicians and specialized equipment and facilities. In addition to preparing several thousand RVs for delivery to customers each year, our service and repair operations provide general RV maintenance and repair services and manufacturer paid work performed under warranty to approximately 10,000 customers annually. Furthermore, with over $1.7 million of parts and accessories inventory, in addition to a fully stocked on-site Camping World store, Lazydays provides new and pre-owned RV buyers the option of dealer installed accessories, such as tow hitches, satellite dishes and specialized suspension systems that can be included in each buyer’s financing. Lazydays’ average service and repair customer spends approximately $1,100 per visit.

We frequently welcome customers who travel from across the country to have their vehicles serviced by our team of service and repair professionals. As a result, the service and repair department serves as a means of attracting potential customers to the Lazydays facilities and offers greater additional sales opportunities for us. Our service and repair department generated $39.9 million of revenue in 2007.

Financing and Related Services

We provide assistance to customers in arranging financing for their RV purchases through a variety of lenders. Revenues from financing, warranty and extended warranty products and related services have increased from $14.8 million in 1999 to $21.4 million in 2007.

Financing

Lazydays generates commission based revenue from its financing services by placing the loans with one of eleven independent lending institutions. The interest on these loans is often deductible to our customers as a mortgage for tax purposes for a primary or secondary residence. During 2007, approximately 57% of our customers obtained their vehicle financing through Lazydays. By leveraging the volume of our financing customers, we are able to negotiate favorable rates for our customers with third-party lenders. Financing fee based revenues represented approximately 66% of 2007 financing and related services revenue.

Insurance and Extended Warranties

We offer extended warranties and various insurance products for new and pre-owned RVs. As with our financing related products, we are paid a fee for placing the warranty or insurance product with one of seven different insurance underwriters. Approximately 45% of our customers purchased extended warranties during 2007, and we offer other insurance products, including tire, life and physical damage insurance. Together, revenue from insurance and warranties represented approximately 34% of our 2007 financing and related services revenue.

RallyPark and Related Services

RallyPark is our full service RV campground that includes a 12,000 square foot recreation hall, screened-in heated pool and Jacuzzi, commercial kitchen facilities and internet and exists primarily to attract visitors to Lazydays as well as to enhance their overall destination experience.  RallyPark attracts over 48,000 visitors each year and has 299 full hook-up sites which provide utilities, wireless internet access, cable TV and a morning newspaper.

More than 100 rallies were held at RallyPark in 2007, with many sponsored by us as a marketing tool to create additional sales leads. We also prominently display marketing and promotional materials throughout the park. All park guests are invited to the Café in the main building for complimentary breakfast and lunch with a shuttle service running frequently between the park and the dealership. Our 12,000 square foot, climate-controlled RallyCenter can accommodate up to 500 people and is utilized for dinners, meetings, award ceremonies and live entertainment. RallyPark represents an important and successful marketing tool for us. In 2007, revenues of $1.6 million in fees were generated from RallyPark visitors.

Served Markets

We generated approximately 58% of our retail deliveries from Florida residents in 2007, the third largest RV buying state in the United States, and we are a dominant player in the Florida market with a 43% share of Class A motor home unit sales in 2007. While we estimate that Florida is Lazydays’ primary market, we have experienced great success penetrating other markets, with unit sales to residents outside the state of Florida reaching 42% of our retail deliveries in 2007. We believe our U.S. market share in Class A motor home unit sales in 2007 was over 6%, and represents a substantial opportunity for further market penetration and expansion for us.

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

Our salespeople are divided into three levels based on customer satisfaction and sales performance. Our sale professionals’ compensation structure is 100% commission based and is driven by profit achievement and customer satisfaction ratings. In 2007, our compensation per year per salesperson averaged approximately $90,000 and the top salesperson earned over $200,000, which we believe is significantly higher than at other dealerships in the country, thus allowing us to attract and retain a high quality sales force. Because of the opportunities offered to our salespeople, we have historically maintained low turnover within our sales staff.

Sales Organization

Our sales team has consistently improved its success in converting sales opportunities into RV deliveries over the years, as management continuously refines the sales process. From 2000 to 2007, we improved our delivery ratio (the number of sales divided by the number of sales opportunities or “ups”) from 16.9% to 19.0%. Through the ongoing development of the sales process and training of personnel, management believes its sales force’s productivity will continue to improve.

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

 Marketing Overview

Lazydays attracted over 250,000 visitors to its complex and generated over 34,000 sales opportunities in 2007. This traffic is generated through a comprehensive advertising plan that includes a referral program, direct mail promotions, print advertising, attendance at off-site rallies and trade shows, the Lazydays website and partnering with  other companies. All of our marketing work, including the development of strategies and concepts, the maintenance of the customer database and the design and layout of advertisements, is performed in-house, with the exception of high volume printing and television production. By performing the majority of our marketing functions internally, we are able to manage our marketing cost effectively. We spent $4.4 million on our marketing efforts in 2007, or 0.6% of total revenues, a level that is consistent with historical expenditures as a percentage of revenues.

Referrals

Customer referrals are our most productive and inexpensive advertising source. The introduction of the Lazydays Friends & Family Program in July 1997 served as a catalyst for referral based business. The program promotes referral activity by rewarding customer loyalty and referral business with awards and recognition for each referral that leads to a sale. As customers make new, qualified referrals, they receive rewards, such as complimentary stays at RallyPark for Friends & Family rallies, award certificates  and cash prizes. In addition, based on their number of referrals, Friends & Family members have their names prominently displayed on plaques along the Wall of Honor in the lobby of the main dealership building.

Direct Mail, Print and Television

We manage a proprietary database of approximately two million RV owners and potential owners to maintain regular mail-based contact with existing and potential customers. We have used direct mail marketing for the past ten years and email marketing for the past three years.  We advertise in numerous industry publications and, on a limited basis, through local television.

We design our own direct mail marketing materials in-house and have millions of postcards, posters, brochures and mailers printed each year to generate interest in our RVs. Our largest publication is our bi-monthly Lazydays RV Showcase which was launched in December 2006. Lazydays RV Showcase lists RVs for sale at Lazydays and targets the fastest growing segment of RV owners and aspirants - the baby boomer generation. The magazine has an annual circulation of over 1.5 million. We also send our customers personalized notes each year for a variety of occasions, including the anniversary of an RV purchase, to maintain strong customer goodwill.

Internet Website

The Lazydays website is a user-friendly marketing and informational tool. Our website allows our visitors to view new and pre-owned RV photos and specifications within minutes after the vehicle becomes available for sale. Users can search for available RVs by keyword, brand, class, make and model, as well as learn more about the numerous value added benefits offered by us. Users have the ability to purchase our RVs without visiting our facility by learning about products online and by calling or emailing Lazydays to further their inquiry. Additionally, users can obtain an estimate of the value of their trade-ins prior to arriving at Lazydays.

Rallies and Trade Shows

Rallies and trade shows serve as an ideal opportunity to market Lazydays to concentrated groups of RV enthusiasts. Hundreds of rallies and trade shows take place throughout the U.S. each year. Lazydays attends nearly 30 off-site rallies each year. We send sales representatives and at times, a selection of RVs, to the rallies and trade shows to promote products, answer questions and build excitement around the dealership. In addition, approximately 100 RV rallies are held each year at RallyPark in which we can exclusively display and promote our products and value-added benefits.

Marketing Partners

We have developed joint-marketing relationships with various companies that are involved directly or indirectly in the RV industry. For instance, we have a relationship with RV accessory and camping supply retailer, Camping World, which has a store next to Lazydays and benefits from a steady flow of prospective customers as a result of the location. Similarly, Lazydays and other business partners benefit one another by offering complimentary products and services.

The following chart lists our 2007 marketing partners:

Marketing Partners

Partner	Description
Camping World, Inc.	Retailer of RV accessories
Thousand Trails, Inc.	Manager of membership campgrounds
Family Motor Coach Association	RV owners club
Fantasy RV Tours	Conducts guided RV tours
Workhorse Custom Chassis LLC	Manufacturer of heavy duty custom chassis
Spartan Chassis, Inc.	Manufacturer of heavy duty custom chassis

Suppliers

Over the course of our operating history, we have developed strong relationships with the industry’s leading RV manufacturers. We are supplied primarily by eight major RV manufacturers that rely on us as a primary point of distribution.

For most product lines and manufacturers, we are the leading dealership in terms of sales volume. Manufacturers are highly dependent on us for their Florida sales, an important territory for the RV industry. In 2007, we were responsible for 43% of our suppliers’ total Florida Class A RV sales. We have won numerous supplier awards for our excellence in sales and service, including Fleetwood’s Circle of Excellence Award ten times and Winnebago’s Circle of Excellence Award every year (20 times) since the award’s inception.

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

Management Information Systems

Our key customer and business information systems (customer relationship, sales, finance, insurance, service, accounting, purchasing and inventory management information and processes) are fully integrated.  These systems provide real-time information and are integrated with our industry leading web site, offering our customers the ability to browse our continuously updated inventory, trigger our team to search for RVs matching buying criteria, shop for parts and even “Build Their Own RV” using the industry’s first such application.  This new foundation for growth allows for enhanced customer relationships, marketing and sales effectiveness, operational efficiency and management information.  We are now working to integrate our business systems with those of our manufacturing, finance and other business partners for improved service delivery and efficiency.

Employees

We benefit from a loyal and dedicated non-union workforce of 675 full-time and 5 part-time employees as of December 31, 2007 and have never experienced a work stoppage. Each of these individuals is critical to sustaining a culture that is unique in the industry. We work to ensure that every employee shares our vision and commitment to customer service and welcomes each visitor with the phrase, “Welcome to Lazydays.”

We offer competitive compensation and benefit plans to employees working more than 30 hours per week. Our benefits include a defined contribution 401(k) plan with discretionary company matching, medical and dental, pharmacy and vision insurance, short-term and long-term disability and life insurance, a pre-tax premium payment plan with flexible spending accounts, post-tax voluntary benefit and vacation up to three weeks after seven years of employment.

We have never experienced any significant labor shortages nor had any difficulty in obtaining adequate replacements for departing employees. We consider our relations with our employees to be good.

Intellectual Property

We have registered, and are in the process of registering, various trademarks and service marks with the U.S. Patent and Trademark Office, including “Lazy Days RV Super Center,” “Tire Re-Nu,” “CrownClub” and “RallyPark”.

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

Available Information

The Company files Annual Reports, Quarterly Reports, Current Reports and other information with the Securities and Exchange Commission. Copies of such materials can be read, copied and obtained from the Public Reference Room of the Securities and Exchange Commission at 100 F Street, N.E., Room 1024, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. You can access the Company’s filings electronically by visiting the Securities and Exchange Commission’s website at http://www.sec.gov. In addition, the Company will provide copies of such filings free of charge upon request. While any notes remain outstanding, we will make available, upon request, to any beneficial owner and any prospective purchaser of notes the information required pursuant to Rule 144A(d)(4) under the Securities Act of 1933 during any period in which we are not subject to Section 13 or 15 (d) of the Securities Exchange Act of 1934. Such requests may be made by calling our main number on the cover page of this report or by writing to the following address: Lazy Days’ R.V. Center, Inc. 6130 Lazy Days Boulevard, Seffner, Florida 33584-2968, Attn: Director of Corporate Reporting and Investor Relations.

ITEM 1A. RISK FACTORS

You should carefully consider the risk factors described below, as well as the other information included or incorporated by reference in this Annual Report prior to making a decision to invest in our securities. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known or that we currently believe to be less significant may also adversely affect us.

    We may experience unanticipated fluctuations in our operating results for a variety of reasons.

Our net sales, gross margin and operating results may fluctuate significantly from period to period due to a number of factors, many of which are not readily predictable. These factors include the following:

▪	the ability of our suppliers to introduce new models that achieve consumer acceptance;

▪	the addition or loss of competing dealers;

▪	the timing of trade shows and rallies, which we use to market and sell our products; and

▪	factors affecting the recreational vehicle industry as a whole, including economic and seasonal factors.

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

For the year ended December 31, 2007, 58% of our unit sales were to customers in the state of Florida. Our geographic concentration in the southeast and Florida in particular, heightens our exposure to adverse developments related to competition, as well as economic and demographic changes in this region. We cannot assure you that our geographic concentration will not result in a material adverse effect on our business, financial condition or results of operations in the future. In addition, as a single-site operator, a severe weather event or natural catastrophe such as a hurricane may adversely affect our business. We have a single location near Tampa, Florida which is in close proximity to the Gulf of Mexico. A severe weather event such as a hurricane could cause severe damage to our property and inventory and could cause disruptions to our operations. Although we believe we have adequate insurance coverage, if we were to experience a catastrophic loss, we may exceed our policy limits and/or we may have difficulty obtaining similar insurance coverage in the future. We cannot assure you that an adverse weather event would not have an adverse impact on our business.

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

Factors affecting the recreational vehicle industry include:

▪
overall consumer confidence and the level of discretionary consumer spending, which has had an adverse effect on our business from time to time and may do so again depending on consumer reaction to economic uncertainty and potential volatility in the stock market;

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

Our success depends, to a significant extent, on continued relationships with eight major manufacturers from whom we purchase the majority of our new RV products. In the majority of cases we have entered into long term dealer agreements that provide exclusive sales rights for a certain product line over an extended geographic area. Some of these agreements require us to meet specified sales goals. Cancellation or modification of the dealer agreements, including the loss of our rights to geographic exclusivity, or a failure to renew a dealer agreement with one or more of these manufacturers could have a material adverse effect on our revenues by limiting our access to desirable products. We currently purchase over 150 models of new RVs from these eight manufacturers. We depend on our relationships with these manufacturers to provide the most desirable possible mix of new models to our customers. The loss of one of a significant number of models could reduce our competitiveness by decreasing our potential sales.

If the frequency and size of product liability and other claims against us increases, including wrongful death, our business, results of operations and financial condition may be harmed.

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

Gasoline or diesel fuel is required for the operation of motor homes and most vehicles used to tow travel trailers. Particularly in view of increased international tensions, there can be no assurance that the supply of these petroleum products will continue uninterrupted, that rationing will not be imposed or that the price of or tax on these petroleum products will not significantly increase in the future. Increases in gasoline prices and speculation about potential fuel shortages have had an unfavorable effect on consumer demand for recreational vehicles from time to time in the past, which had a material adverse effect on our sales volume, and may do so again in the future.

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

A substantial part of our earnings come from the fees we receive from lending institutions and insurance companies for arranging financing and insurance coverage for our customers. The lending institution pays us a fee for each loan that we arrange. If the lenders we arrange financing through were to lend to our customers directly rather than through us, we would not receive a fee. In addition, if customers prepay financing we arranged within a specified period (generally within six months of making the loan), we are required to rebate (or "chargeback") all or a portion of the commissions paid to us by the lending institution. Our revenues from financing fees and vehicle service contract fees are recorded net of a reserve for estimated future chargebacks based on historical operating results and the termination provisions of the applicable contracts. Lending institutions may change the criteria or terms they use to make loan decisions, which could reduce the number of customers for whom we can arrange financing, or may elect to not continue to provide these products with respect to RVs. Our customers may also use the internet or other electronic methods to find financing alternatives. If any of these events occur, we could lose a significant portion of our income and profit.

In addition, we generally offer our customers a service contract that provides additional warranty coverage on their RV or some of its parts after the manufacturer's original warranty expires and various types of insurance policies that will provide money to pay a customer's RV loan if the customer dies or is physically disabled. We sell these products as a broker for unrelated companies that specialize in these types of coverage and we receive a fee for each product that we sell. If our customers obtain these policies directly from the insurers, our income and profits could decline.

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

RV Acquisition owns 100% of Holdings common stock, which in turn owns 100% of our common stock. BRS LP owns approximately 84% of RV Acquisition's common stock and has the ability to elect a majority of the Board of Directors and generally to control the affairs and policies of our company. Circumstances may occur in which the interests of BRS LP, as our ultimate stockholder, in pursuing acquisitions or otherwise, could be in conflict with the interests of the holders of the Notes. See "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters".

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

On October 12, 2006, we amended this lease agreement with I-4.  The lease was amended to modify the purchase option from $42 million (subject to CPI increases) through May 14, 2011 to a fair market value purchase option, as defined, through January 15, 2023.  The amendment also permitted I-4 to purchase certain of our buildings located on land leased from I-4 as part of an asset purchase agreement, as well as reduce rents owed to I-4 by an aggregate amount of $2.7 million during 2006, 2007 and 2008. The amended lease agreement also gives us a right to purchase certain adjacent land currently rented by a third party.  Finally, the amended lease agreement and asset purchase agreement provided us with $11.6 million of cash, preserved our business use of all the leased real property and significantly reduced our future lease obligation without increasing the existing lease term.  The $11.6 million of cash proceeds and the $2.7 million of rent abatements were treated similar to lease incentives under Statement of Financial Accounting Standards (SFAS) No. 13, “Accounting for Leases” and are being amortized over the remaining life of the lease, and are presented as deferred rent on the balance sheet.

The annual rent before abatements is $4,793,880 in 2007 and will further increase thereafter based on periodic CPI adjustments. The lease provides for equal monthly rental payments and provides that we pay all property taxes and insurance. Rent expense is calculated on a straight-line basis over the life of the lease resulting in deferred rent during the earlier years of the lease. We are also responsible for maintenance costs as well as betterments to the facilities.

We also have one short-term lease on a property that we use for off-site RV parking lots during our peak-season.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no market for our common stock. As of December 31, 2007, Holdings owns 100% of our common stock. RV Acquisition owns 100% of Holdings Class A common stock. At December 31, 2007, Bruckmann, Rosser, Sherrill & Co. II, L.P. held 84.4% of RV Acquisition common stock, the balance was held by Don Wallace (10.6%), management and others. See “Security Ownership and Certain Beneficial Owners” in Item 12 of this report.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected historical statement of operations data and balance sheet data as of and for the periods presented. The statement of operations data set forth below with respect to fiscal years 2007, 2006, and 2005 and the balance sheet data at December 31, 2007 and December 31, 2006 are derived from, and should be read in conjunction with, the audited financial statements and related notes thereto, which are included elsewhere in this Form 10-K. The statement of operations data set forth below with respect to fiscal years 2003 and 2004 and the balance sheet data at December 31, 2005, December 31, 2004,  and December 31, 2003 are derived from audited financial statements of the Company, which are not included in this Form 10-K.

Years Ended December 31 ($ in thousands)

	2007	2006	2005	2004	2003
Statement of Operations Data:
Revenues:
New vehicles	$449,501	$445,576	$475,712	$477,166	$416,165
Pre-owned vehicles	264,589	248,615	263,742	260,018	278,592
Other	63,860	63,077	64,744	62,526	60,882
Total revenues	777,950	757,268	804,198	799,710	755,639
Cost of revenues	674,100	643,371	684,307	683,415	646,685
Gross profit	103,850	113,897	119,891	116,295	108,954

Selling, general and administrative expenses	80,586	81,710	83,314	80,393	70,027
Depreciation and amortization	6,806	7,847	8,302	9,988	3,238
Loss on extinguishment of debt	74	102	348	-	-
Operating income	16,384	24,238	27,927	25,914	35,689

Floor plan interest expense	3,543	4,170	3,565	2,441	2,556
Other interest expense	16,671	17,157	17,813	12,290	3,211
Income tax (benefit) expense	(1,376)	1,110	2,487	3,354	4,542
Net income (loss)	$(2,454)	$1,801	$4,062	$7,829	$25,370
Balance Sheet Data (at period end):
Inventories	$94,460	$100,688	$87,392	$85,961	$69,873
Working capital	36,395	36,421	23,353	24,060	9,011
Total assets	340,584	344,772	344,022	346,484	131,512
Floor plan notes payable	59,698	66,802	74,609	69,576	52,046
Total debt (excluding floor plan and including current maturities)	138,586	140,797	143,938	150,227	59,046
Total stockholder’s equity (deficiency)	71,212	73,665	71,497	67,435	(103,565)

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

Overview

We are the world’s largest single-site dealer of recreational vehicles (“RVs”) with the industry’s broadest selection of new and previously-owned RVs. We are a primary point of distribution for eight of the leading manufacturers in the recreational vehicle retail industry, an industry with sales of approximately $12 billion in new, and $14 billion in pre-owned RV vehicles annually. Located on a 126-acre site outside of Tampa, Florida, we are widely recognized in the RV community as the premier destination for RV enthusiasts, attracting over 250,000 visitors each year to our RV dealership, and approximately 1.3 million visitors per year to our facility (including visitors to additional attractions that appeal to RV owners located adjacent to our site, namely Camping World, Cracker Barrel and Flying J Travel Plaza).

We offer our customers an extensive selection of RVs and a variety of services, such as financing, insurance and a 230-bay, fully-staffed service and repair department. Our inventory is displayed in a park-like setting and our facility also includes a full-service RV park, two swimming pools, tennis courts and meeting and dining facilities.

We derive our revenues principally from sales and rental of new units, sales of pre-owned units, service and rental repair, commissions earned on sales of third-party financing and insurance products, and visitors fees at RallyPark. In 2007, we derived our revenues from these categories in the following percentages, 57.8%, 34.0%, 5.1%, 2.7% and 0.2%, respectively. New and pre-owned unit sales accounted for more than 91% of total revenues.

The vast majority of our costs of revenues are related to inventory purchases. New and pre-owned vehicles have accounted for 97% or more of cost of revenues in each of the previous three years. Increased unit costs are immediately passed through to end customers.

Our gross profit margins on pre-owned vehicles are typically higher on a percentage basis while our gross profit margins on an absolute dollar basis are typically higher on new vehicles. In 2007, gross profit margins on new vehicles averaged 7.4% compared to 9.7% for pre-owned vehicles, and our gross profit from sales of new vehicles was $33.4 million and $25.5 million for pre-owned vehicles.

Salaries, commissions and benefits represent the largest component of our total selling, general and administrative expense and comprised more than 50% of total selling, general and administrative expense. In 2007, approximately 14.3% of our selling, general and administrative expense consisted of commissions for our sales force which are directly correlated to RV vehicle sales levels. Selling, general and administrative expense is typically consistent with revenue on a percentage basis.

Results of Operations

The following table sets forth the percentages of revenues that certain items of operating data constitute for the periods indicated:
	Fiscal Year Ended December 31
	2007	2006	2005
Statement of operations data:
Revenues	100.0	100.0	100.0
Cost of revenues	86.7	85.0	85.1
Gross profit	13.3	15.0	14.9
Selling, general and administrative expenses	11.2	11.8	11.4
Income from operations	2.1	3.2	3.5
Interest expense	2.6	2.8	2.7
Income (loss) before income taxes	(0.5)	0.4	0.8
Income tax (benefit) expense	(0.2)	0.2	0.3
Net income (loss)	(0.3)	0.2	0.5

SUMMARIZED QUARTERLY FINANCIAL DATA (Unaudited)

The following is a summary of unaudited quarterly financial information for the years ended December 31, 2007 and 2006.

	First	Second	Third	Fourth
2007
Revenues	$246,285,531	$206,301,835	$156,154,237	$169,209,189
Cost of revenues	211,976,507	180,167,245	134,470,934	147,485,679
Gross profit	34,309,024	26,134,590	21,683,303	21,723,510
Selling, general and administrative expense	24,189,170	21,773,024	20,105,147	21,399,012
Income from operations	10,119,854	4,361,566	1,578,156	324,498
Interest expense	5,385,253	5,009,812	4,922,748	4,896,512
Income (loss) before income taxes	4,734,601	(648,246)	(3,344,592)	(4,572,014)
Income tax (benefit) expense	1,835,640	(245,665)	(1,272,995)	(1,693,275)
Net income (loss)	2,898,961	(402,581)	(2,071,597)	(2,878,739)

2006
Revenues	$237,763,619	$192,835,132	$156,157,934	$170,511,795
Cost of revenues	200,975,517	163,719,069	134,088,238	144,588,576
Gross profit	36,788,102	29,116,063	22,069,696	25,923,219
Selling, general and administrative expense	24,824,406	21,572,625	21,251,305	22,011,031
Income from operations	11,963,696	7,543,438	818,391	3,912,188
Interest expense	5,444,534	5,217,026	5,315,467	5,349,912
Income (loss) before income taxes	6,519,162	2,326,412	(4,497,076)	(1,437,724)
Income tax (benefit) expense	2,520,297	904,429	(1,741,857)	(572,803)
Net income (loss)	3,998,865	1,421,983	(2,755,219)	(864,921)

 Results for the three months ended December 31, 2007 compared to the results for the three months ended December 31, 2006

Revenues. Revenues decreased from $170.5 million in the three months ended December 31, 2006 to $169.2 million in the comparable period in 2007. Vehicle revenue increased $0.3 million while finance and insurance income decreased $0.9 million and parts and service declined $1.0 million.  Total retail vehicle sales decreased by 54 units.  Despite the decrease in overall units, vehicle revenues increased due to a better product mix and higher average per unit price.  The vehicle sales increase, as well as an increase in RallyPark revenues, was offset by decreases in finance and insurance and parts and service due to the decline in volume as well as a slight decrease in advertising revenue.

New Unit Sales. Sales of new vehicles were $97.5 million in the three months ended December 31, 2007 compared to $97.9 million for the comparable period in 2006. New vehicle unit sales decreased from 732 for the fourth quarter of 2006 to 682 in 2007. This was due to a decrease in sales of Class A units, while Class C and towables increased slightly.  New unit sales by class for three months ended December 31, 2007 compared to three months ended December 31, 2006 are summarized as follows:

	Three Months Ended
	December 31, 2007	December 31, 2006
Class A – Diesel	287	302
Class A – Gas	101	139
Class C	89	89
Total Motorized	477	530
Fifth Wheel	124	123
Travel Trailer	81	79
Total Towable	205	202
Total New Units	682	732

Pre-Owned Unit Sales. Sales of pre-owned vehicles for the fourth quarter of 2007 were $57.9 million compared to $57.3 million for the fourth quarter of 2006. Pre-Owned vehicle unit sales decreased from 713 for the fourth quarter of 2006 to 709 in 2007, due to lower demand of motorized product offset slightly by a 2.8% improvement in towable units.  Pre-owned unit sales by class for three months ended December 31, 2007 compared to three months ended December 31, 2006 are summarized as follows:

	Three Months Ended
	December 31, 2007	December 31, 2006
Class A – Diesel	261	245
Class A – Gas	152	168
Class C	74	84
Total Motorized	487	497
Fifth Wheel	75	79
Travel Trailer	79	71
Other	68	66
Total Towable	222	216
Total Pre-Owned Units	709	713

Parts, Service and Other Revenues. Parts, service and other revenues for the fourth quarter of 2007 were $8.8 million, $1.0 million less than the fourth quarter of 2006. The decrease is attributable to lower volume as well as an overall decrease in maintenance and service fees.

Finance and Insurance Related Revenues. Finance, insurance and extended warranty related revenues decreased $0.8 million from $5.0 million in the three months ended December 31, 2006 to $4.2 in the fourth quarter of 2007. The decrease is attributable to lower volume partially offset by improved average income per unit financed.

Gross Profit. Gross profit consists of gross revenues less our cost of sales and services. Gross profit in the three months ended December 31, 2007 was $21.7 million compared with the three months ended December 31, 2006 at $25.9 million.  Gross profit margin decreased from 15.2% in the three months ended December 31, 2006 to 12.8% in the comparable period in 2007.   The decrease in gross profit was primarily due to a $2.6 million decrease in new vehicle margin, $0.9 million decrease in parts and service margin and a $0.8 million decrease in finance and insurance margin.  New vehicle margin in 2007 was negatively impacted by a non-cash LIFO inventory adjustment representing $2.2 million of the variance quarter over quarter and lower new motorized sales volume, which also resulted in lower manufacturer holdbacks and incentive income of approximately $0.4 million slightly offset by a higher average margin on new units.  Finance and insurance margin decrease was driven by the overall unit volume decrease, offset by a higher average margin per unit financed and a timing difference of approximately $0.6 million of additional warranty income received in the third quarter of 2007 as compared to the fourth quarter of 2006.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, including depreciation and amortization was slightly lower at $21.4 million, or 12.6% of revenues, in the three months ended December 31, 2007 compared to $22.0 million, or 12.9% of revenues, in the comparable period in 2006. Historically, salary, commissions and benefits have comprised the majority of our total selling, general and administrative expenses and exceeded 50% of selling, general and administrative expenses in the three months ended December 31, 2007.

Income from Operations. Income from operations represents our gross profit less selling, general and administrative expenses, including depreciation and amortization. Income from operations decreased from $3.9 million in the three months ended December 31, 2006 to $0.3 million in the comparable period in 2007.  This decrease was due to the overall decline in gross profit, offset by a decrease in selling, general, and administrative expense.

Interest Expense—Floor Plan Credit Facility and Senior Notes. Interest expense decreased from $5.3 million in the three months ended December 31, 2006 to $4.9 million in the comparable period in 2007.  This was primarily due to the change in interest on the Floor Plan Credit Facility.  Interest on the Floor Plan Credit Facility decreased due to lower average borrowing levels as well as a decrease in short-term borrowing rates.

Income Tax Benefit. Income tax benefit increased from $0.6 million in the three months ended December 31, 2006 to an income tax benefit of $1.7 million in the comparable period in 2007. This increase was primarily attributable to an increased loss before income tax of $4.6 million during the three-month period ended December 31, 2007 compared to a loss before income tax of $1.4 million during the fourth quarter of 2006.

 Results for 2007 Compared to the Results for 2006

Revenues. Revenues increased from $757.3 million in 2006 to $778.0 million in 2007.  Total retail vehicle sales decreased 228 units.  Despite the decrease in overall units, vehicle revenues increased due to a better product mix and higher average per unit sales price.  In addition to the vehicle sales increase, parts and service, finance and insurance, and RallyPark also increased partially offset by a decline in other income which was primarily due to a decrease in advertising revenue from the discontinuation of RVLiving.

New Unit Sales. New vehicle sales increased $3.9 million to $449.5 million in 2007 from $445.6 million in 2006.  Overall 2007 new vehicle unit sales decreased 131 units, however motorized units, which typically maintain a higher average per unit sales price increased slightly somewhat offsetting the decrease in the towable unit sales.  New unit sales by class for fiscal year ended December 31, 2007 compared to fiscal year ended December 31, 2006 are summarized as follows:

	Fiscal Year Ended
	December 31, 2007	December 31, 2006
Class A – Diesel	1,387	1,334
Class A – Gas	539	563
Class C	349	365
Total Motorized	2,275	2,262
Fifth Wheel	526	586
Travel Trailer	371	455
Total Towable	897	1,041
Total New Units	3,172	3,303

Pre-Owned Unit Sales. Pre-owned vehicle sales in 2007 were $264.6 million compared to $248.6 million in 2006. Pre-owned unit sales, excluding wholesale, decreased from 3,572 in 2006 to 3,475 in 2007.  The sales increase, despite a 97 unit decline was attributable to a more favorable mix of motorized units with Class A diesels up 3.5% and Class C units up 15.1%.  Pre-owned unit sales by class for fiscal year ended December 31, 2007 compared to fiscal year ended December 31, 2006 are summarized as follows:

	Fiscal Year Ended
	December 31, 2007	December 31, 2006
Class A – Diesel	1,176	1,136
Class A – Gas	789	870
Class C	397	345
Total Motorized	2,362	2,351
Fifth Wheel	351	387
Travel Trailer	412	377
Other	350	457
Total Towable	1,113	1,221
Total Pre-Owned Units	3,475	3,572

Parts, Service and Other Revenues. Parts, service and other revenues were $39.9 million in 2007, an increase of $1.1 million from 2006.  Retail sales increased overall, partially offset by a decline in warranty sales.

Finance and Insurance Related Revenues. Finance, insurance and extended warranty related revenues increased approximately 0.9% ($0.2 million) from $21.2 million in 2006 to $21.4 million in 2007.  The increase in finance, insurance and extended warranty related revenues were primarily attributable to favorable warranty income and improved finance penetration ratios, partially offset by lower finance margins, lower vehicle volume and a slight increase in chargebacks.

Gross Profit. Gross profit consists of gross revenues less our cost of sales and services. Gross profit decreased from $113.9 million in 2006 to $103.9 million in 2007. Gross profit margin decreased to 13.3% in 2007 down from 15.0% in the prior year. The decrease in gross profit was primarily due to a $7.1 million decrease in new vehicle margin, $1.0 million decrease in pre-owned vehicle margin and a $1.7 million decrease in parts and service margin offset by a slight increase in finance and insurance margin.  New vehicle margin in 2007 was negatively impacted by a non-cash LIFO inventory adjustment representing $4.9 million of the variance year over year, a $0.5 million loss of margin due to the discontinuation of our rental program and overall lower new vehicle sales volume, which also resulted in lower manufacturer holdbacks and incentive income. Pre-owned vehicle margin decrease year over year was due to lower pre-owned towable sales volume somewhat offset by increased pre-owned motorized unit sales which carry a higher average margin per unit sold. Finance and insurance increased $0.1 million as increased warranty income and improved finance penetration ratios more than offset the lower volume experienced.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, including depreciation and amortization, decreased from $89.7 million, or 11.8% of revenues, in 2006 to $87.5 million, or 11.2% of revenues, in 2007. This decrease is primarily due to lower commissions expense (driven by lower vehicle volume), lower rent expense, lower non-compete costs, decreased amortization expense and advertising partially offset by increased insurance costs, professional service fees and contract labor (driven by Sarbanes-Oxley implementation).

Income from Operations. Income from operations represents our gross profit, less selling, general and administrative expenses and depreciation and amortization. Income from operations decreased from $24.2 million in 2006 to $16.4 million in 2007.  This decrease was due to the overall decline in gross profit offset by a decrease in selling, general and administrative expenses.

Interest Expense—Floor Plan Credit Facility and Senior Notes. Interest expense on our Floor Plan Credit Facility  and Senior Notes decreased from $21.3 million in 2006 to $20.2 million in 2007.  This represents a  $0.6 million and $0.5 million reduction  in interest expense on the Floor Plan Credit Facility and Senior Notes, respectively.  Interest on the Floor Plan Credit Facility decreased due to lower average borrowing levels as well as a decrease in short-term borrowing rates.

Income Tax (Benefit) Expense. Income tax expense decreased from $1.1 million in 2006 to an income tax benefit of $1.4 million in the comparable period in 2007.  This decrease was primarily attributable to an increased loss before income taxes.  The Company’s effective income tax rate was 35.9% and 38.1% for fiscal years ended 2007 and 2006, respectively.

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

Pre-Owned Unit Sales. Pre-owned unit sales in 2006 were $248.6 million compared to $263.7 million in 2005. Pre-owned unit sales, excluding wholesale, decreased from 4,211 in 2005 to 3,572 in 2006. Overall, pre-owned unit sales experienced a decrease due to lower demand for motorized products and decreased travel trailer sales driven by the resale of travel trailers from our rental program in 2005.

Finance and Insurance Related Revenues. Finance, insurance and extended warranty related revenues decreased approximately 0.9% ($0.2 million) from $21.4 million in 2005 to $21.2 million in 2006. Overall, insurance product revenues and finance commissions remained relatively flat. The decrease is attributable to lower unit sales, mostly offset by improvements (1.7%) in the percentage of units financed as well as higher revenue per unit financed. Additionally, the bulk travel trailer sales were not eligible for financing.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses, including depreciation and amortization, decreased from $92.0 million, or 11.4% of revenues, in 2005 to $89.7 million, or 11.8% of revenues, in 2006. This decrease corresponded to a reduction in salary, commissions and benefits expenses, which declined primarily due to decreased gross profit.

Income from Operations. Income from operations represents our gross profit, less selling, general and administrative expenses and depreciation and amortization. Income from operations decreased from $27.9 million in 2005 to $24.2 million in 2006. This decrease was largely due to lower sales and gross profit as discussed above.

Interest  Expense - Floor Plan Credit Facility and Senior Notes. Interest expense remained relatively flat in 2006 as compared to 2005.

Income Tax Expense. Income tax expense decreased from $2.5 million in 2005 to $1.1 million in 2006. This decrease was primarily attributable to a decline in pre-tax income from $6.5 million in 2005 to $2.9 million in 2006.

Liquidity and Capital Resources

Liquidity. Historically, we have satisfied our liquidity needs through cash from operations and various borrowing arrangements. Principal liquidity needs have included the acquisition of inventory, salary and sales commissions, debt service requirements and other capital expenditures necessary to maintain our facility. Our cash requirements consist principally of scheduled payments of principal and interest on outstanding indebtedness (including indebtedness under our amended floor plan credit facility), capital expenditures, salary and sales commissions and lease expenses. Based upon our current level of operations, we believe that our cash flow from operations, available cash and available borrowing will be adequate to meet our future liquidity needs for the next several years.

Operating Activities. Net cash provided by operating activities for 2007 was equal to $16.3 million, compared with net cash provided by operating activities of $1.5 million in 2006. This increase in net cash provided by operating activities for 2007 was primarily the result of a decrease in inventories and an increase in accounts payable primarily driven by an increase in trade-payoffs partially offset by an increase in receivables.

    Investing Activities. Net cash used in investing activities for 2007 was $0.8 million, compared with net cash used in investing activities of $3.0 million in 2006.  The decrease in net cash used in investing activities was attributable to a decrease in purchases of property and equipment.  In 2006 we upgraded our information systems.

    Financing Activities. Net cash used in financing activities during 2007 increased $9.8 million, compared to net cash used in financing activities during 2006. Payments on the amended floor plan facility and the Senior Notes totaled $7.1 million and $2.5 million, respectively, during 2007.  In 2006, we received $11.6 million in proceeds from a lease negotiation which offset net cash  used in financing activities.

    Working Capital. Working capital, including cash and cash equivalents, totaled approximately $36.4 million at December 31, 2007. We maintain inventory in order to meet the expectations of our customers, and believe that we will continue to require working capital largely consistent with past experience. Historically, we have funded our operations with internally generated cash flow and borrowings. Changes in our working capital are driven primarily by our profit levels and management of our inventories. Borrowings under our amended floor plan credit facility to finance our new vehicle inventory may not exceed (i) 100% of the factory invoices for the related vehicles, (ii) 85% of the wholesale value of all pre-owned inventory (as determined in accordance with National Automobile Dealers Association RV Industry Appraisal Guide, or appraised NADA value) for vehicles in the current through 7th prior model years and (iii) 65% of the appraised NADA value with respect to pre-owned vehicles in the 8th, 9th and 10th prior model years. At times, we have made repayments on our amended floor plan credit facility using excess cash flow from operations.

    Our principal sources of funds are cash flows from operating activities and available borrowings under our amended floor plan credit facility. We believe that these funds will provide us with sufficient liquidity and capital resources for us to meet our current and future financial obligations, including our scheduled principal and interest payments, as well as to provide funds for working capital, capital expenditures and other needs for at least the next twelve months. No assurance can be given, however, that this will be the case.

    Capital Expenditures. Our capital expenditures include expenditures to extend the useful life of our current facilities and expand operations. Historically, our annual maintenance capital expenditures have been lower than our annual depreciation charge. In 2007, we invested approximately $0.8 million in capital expenditures primarily to improve our facility and other maintenance capital expenditures. Our amended floor plan credit facility limits our ability to make capital expenditures to $5.0 million per annum. Based on current estimates, management believes that the amount of capital expenditures permitted to be made under our amended floor plan credit facility will be adequate to grow our business according to our business strategy and to maintain the properties and business of our continuing operations.

Debt Service. As of December 31, 2007, we had $59.7 million of borrowings outstanding under our $85.0 million amended floor plan credit facility which was increased to $100.0 million on January 14, 2008, subject to certain covenants, including a minimum interest coverage ratio, as defined, of 1.35.  We have $32.7 million of availability under this facility as of December 31, 2007.  In addition, the amended and restated floor plan facility includes a $15.0 million revolving credit facility which effectively replaced the $15.0 million senior secured revolving line of credit facility during 2007.  The Company is eligible to borrow under this revolving credit facility when its interest coverage ratio, as defined, exceeds 1.40 and the Company’s trailing twelve month net income, as defined, exceeds $500,000.  As of December 31, 2007, the Company was not eligible to borrow under this facility.

    The Company shall offer to repurchase Senior Notes from all holders, on a pro rata basis, to the extent of 50% of the Company’s free cash flow, as defined, for any six month period ending on either June 30 or December 31, of any fiscal year (“Free Cash Flow Offer”).  In October 2007, a Free Cash Flow Offer was completed for the six month period ended June 30, 2007 totaling $2,633,052, consisting of $2,450,000 in bond redemption, a $73,500 redemption premium and $109,552 in accrued interest.  The Company was not required to make a Free Cash Flow Offer for the six months ended December 31, 2007.

 Off-Balance Sheet Arrangements

    The Company purchases and sells new vehicles under various consignment arrangements, including one with a related party.  During the term of this agreement, which commenced on December 29, 2001, the Company has purchased virtually all inventories that have been held under consignment.  The total consigned inventory, which is not included in the Company’s balance sheets, approximated $11.0 million and $14.5 million at December 31, 2007 and 2006, respectively.  Total inventory purchased by the Company under this consignment arrangement totaled approximately $119 million and $107 million for the years ended December 31, 2007 and 2006, respectively.  Subsequent to year end, the Company purchased all units on hand in conjunction with the exercise of the option to increase the aggregate commitment to $100 million on the amended floor plan credit facility.

    Except as set forth above, at December 31, 2007, we had no off-balance sheet arrangements that have or are likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual and Commercial Commitments Summary

The following table sets forth our contractual and commercial commitments as of December 31, 2007:

	Payments Due by Period
		Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Contractual Obligations	Total
Revolving line of credit	$-	$-	$-	$-	$-
Senior Notes (1)	138,585,577	-	-	138,585,577	-
Floor plan notes payable	59,697,840	59,697,840	-	-	-
Operating lease obligations	82,090,525	5,062,046	11,314,833	11,025,446	54,688,200
FIN 48 unrecognized tax benefits	591,197	329,449	178,665	83,083	-

Total contractual cash obligations	$280,965,139	$65,089,335	$11,493,498	$149,694,106	$54,688,200

(1) Amount is net of $968,423 of unamortized discount and does not reflect any potential redemptions by note holders associated with any free cash flow offer made by the Company as described in Note 9 to the financial statements.

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

Goodwill and Other Intangible Assets. Goodwill represents the excess of costs over fair value of net assets of an acquired business. Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 142," Goodwill and Other Intangible Assets," goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite life are not amortized, but instead tested for impairment at least annually. At December 31, 2007 and 2006, management determined there was no impairment of goodwill. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives, assessed annually, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets."

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

LIFO Inventory Accounting. Vehicle and parts inventories are recorded at the lower of cost or market, with cost determined by the last-in, first-out (“LIFO”) method. If the first-in, first-out (“FIFO”) method of inventory costing had been used, the net loss would have been reduced by approximately $1.9 million for the year ended December 31, 2007.  Net income would have decreased approximately $1.2 million for the year ended December 31, 2006 and increased approximately $1.4 million for the year ended December 31, 2005.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding indebtedness. Outstanding balances under our senior secured revolving line of credit bears interest at a variable rate based on prime or LIBOR as adjusted each interest period. There were no borrowings outstanding at December 31, 2007. Amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on prime or LIBOR as adjusted each interest period. As of December 31, 2007, based on the aggregate amount of $59.7 million outstanding under our amended floor plan financing facility as of such date, a 100 basis point change in interest rates would have changed our annual floor plan interest expense by approximately $0.6 million.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Lazy Days’ R.V. Center, Inc.
Seffner, Florida

We have audited the accompanying balance sheets of Lazy Days’ R.V. Center, Inc., a wholly owned subsidiary of LD Holdings, Inc., as of December 31, 2007 and 2006, and the related statements of income (loss), stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2007.  Our audits also included the financial statement schedule listed in Item 15(a) (2).  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lazy Days’ R.V. Center, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles.  In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Tampa, Florida                            /s/  Crowe Chizek and Company LLC
March 24, 2008

LAZY DAYS’ R.V. CENTER, INC., a wholly owned
subsidiary of LD Holdings, Inc.
BALANCE SHEETS
December 31, 2007 and 2006

ASSETS	2007	2006
Current assets
Cash	$8,908,837	$3,253,637
Receivables, net of allowance for doubtful accounts of $788,785 in 2007 and $549,307 in 2006	16,485,641	15,514,990
Refundable income taxes	996,086	377,633
Inventories	94,459,531	100,688,336
Prepaid expenses and other	3,450,261	3,001,928

Total current assets	124,300,356	122,836,524

Property and equipment, net	34,048,842	36,970,987
Loan and other costs, net	3,913,244	4,647,963
Goodwill	104,865,672	104,865,672
Intangible assets, net	73,324,955	75,222,812
Other assets	130,470	228,445

Total assets	$340,583,539	$344,772,403

See accompanying notes to financial statements.

LAZY DAYS’ R.V. CENTER, INC., a wholly owned
subsidiary of LD Holdings, Inc.
BALANCE SHEETS (Continued)
December 31, 2007 and 2006

LIABILITIES AND STOCK HOLDER’S EQUITY	2007	2006
Current liabilities
Floor plan notes payable	$59,697,840	$66,801,629
Accounts payable and accrued expenses	20,094,820	12,376,900
Accrued interest	2,414,717	2,548,495
Reserve for charge-backs	1,179,000	1,110,000
Customer deposits	2,506,053	1,421,168
Deferred income taxes	2,013,228	2,157,135

Total current liabilities	87,905,658	86,415,327

Long-term debt	138,585,577	140,796,654
Reserve for charge-backs	998,000	1,042,000
Deferred rent	14,078,420	14,134,249
Deferred income taxes	27,784,162	28,707,187
Other	20,186	11,494

Total liabilities	269,372,003	271,106,911

Commitments and contingencies (Notes 7 and 12)

Stockholder’s equity
Common stock, $.01 par value: 1,000 shares authorized and 100 shares issued and outstanding	1	1
Paid-in capital	67,000,000	67,000,000
Retained earnings	4,211,535	6,665,491

Total stockholder’s equity	71,211,536	73,665,492

Total liabilities and stockholder’s equity	$340,583,539	$344,772,403

See accompanying notes to financial statements.

LAZY DAYS’ R.V. CENTER, INC., a wholly owned
subsidiary of LD Holdings, Inc.
STATEMENTS OF INCOME (LOSS)
Years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Revenues
New vehicle	$449,500,809	$445,576,274	$475,711,502
Pre-owned vehicle	264,589,382	248,615,409	263,742,360
Parts, service and other	39,885,671	38,838,477	40,851,104
Finance and insurance	21,390,860	21,194,556	21,392,249
RallyPark	1,603,197	1,516,255	1,507,987
Other	980,873	1,527,509	993,029

Total revenues	777,950,792	757,268,480	804,198,231

Cost of revenues
New vehicle	416,120,361	405,092,871	432,969,891
Pre-owned vehicle	239,039,733	222,057,139	233,279,554
Parts, service and other	18,940,271	16,221,390	18,057,467

Total cost of revenues	674,100,365	643,371,400	684,306,912

Gross profit	103,850,427	113,897,080	119,891,319

Selling, general and administrative expenses	87,466,353	89,659,367	91,963,731

Interest expense	20,214,325	21,326,939	21,378,239

Income (loss) before income taxes	(3,830,251)	2,910,774	6,549,349

Income tax (benefit) expense	(1,376,295)	1,110,066	2,487,110

Net income (loss)	$(2,453,956)	$1,800,708	$4,062,239

See accompanying notes to financial statements.

LAZY DAYS’ R.V. CENTER, INC., a wholly owned
subsidiary of LD Holdings, Inc.
STATEMENTS OF STOCKHOLDER’S EQUITY
Years ended December 31, 2007, 2006 and 2005

	Common Stock
	Shares	Amount	Paid-in Capital	Retained Earnings	Total Stockholder’s Equity
Balances, January 1, 2005	100	$1	$67,000,000	$434,780	$67,434,781

Net income	—	—	—	4,062,239	4,062,239

Balances, December 31, 2005	100	1	67,000,000	4,497,019	71,497,020

Cumulative effect adjustment, adoption of SAB 108, net of tax	—	—	—	367,764	367,764

Net income	—	—	—	1,800,708	1,800,708

Balances, December 31, 2006	100	1	67,000,000	6,665,491	73,665,492

Net loss	—	—	—	(2,453,956)	(2,453,956)

Balances, December 31, 2007	100	$1	$67,000,000	$4,211,535	$71,211,536

See accompanying notes to financial statements.

LAZY DAYS’ R.V. CENTER, INC., a wholly owned
subsidiary of LD Holdings, Inc.
STATEMENTS OF CASH FLOWS
Years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Cash flows from operating activities
Net income (loss)	$(2,453,956)	$1,800,708	$4,062,239
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation of property and equipment	3,744,333	3,197,389	2,867,072
Depreciation of rental vehicle inventory	2,653	435,222	3,230,241
Amortization of intangible assets	1,897,857	2,467,501	3,817,499
Amortization and write-off of loan and other costs	922,390	1,489,452	1,309,655
Amortization of discount on long-term debt	238,923	257,878	307,357
(Gain) loss on sale of property and equipment	(11,588)	(3,156)	31,815
Loss on extinguishment of debt	73,500	101,970	348,885
Provision for doubtful accounts	301,669	297,484	56,298
Deferred income taxes	(1,066,932)	(346,565)	(95,721)
Change in operating assets and liabilities
Receivables	(1,272,320)	6,042,393	(7,715,526)
Refundable income taxes	(618,453)	113,633	7,012,603
Inventories	6,226,152	(13,731,866)	(4,661,086)
Prepaid expenses and other	(448,333)	(940,200)	(241,508)
Other assets	97,975	14,347	(84,069)
Accounts payable, accrued interest, other accrued expenses and customer deposits	8,677,719	(447,197)	(4,033,189)
Reserve for charge-backs	25,000	67,000	51,000
Deferred rent	(55,829)	731,789	(81,930)

Net cash from operating activities	16,280,760	1,547,782	6,181,635

Cash flows from investing activities
Proceeds from sale of property and equipment	18,454	17,030	12,099
Purchases of property and equipment	(829,054)	(3,014,029)	(4,658,254)

Net cash used in investing activities	(810,600)	(2,996,999)	(4,646,155)

See accompanying notes to financial statements.

LAZY DAYS’ R.V. CENTER, INC., a wholly owned
subsidiary of LD Holdings, Inc.
STATEMENTS OF CASH FLOWS (Continued)
Years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Cash flows from financing activities
Net borrowings (payments) under floor plan	$(7,103,789)	$(7,333,338)	$5,032,639
Proceeds from lease renegotiation	—	11,600,000	—
Repayments of long-term debt	(2,523,500)	(3,501,344)	(6,945,511)
Loan and other costs	(187,671)	(788,628)	—

Net cash used in financing activities	(9,814,960)	(23,310)	(1,912,872)

Net change in cash	5,655,200	(1,472,527)	(377,392)
Cash at beginning of year	3,253,637	4,726,164	5,103,556

Cash at end of year	$8,908,837	$3,253,637	$4,726,164

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$20,348,103	$21,386,858	$21,366,097
Cash paid (received) during the year for income taxes	286,000	1,345,000	(4,429,772)

See accompanying notes to financial statements.

LAZY DAYS’ R.V. CENTER, INC., a wholly owned
subsidiary of LD Holdings, Inc.
NOTES TO FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The financial statements include the accounts of Lazy Days’ R.V. Center, Inc. (“Lazydays” or the “Company”), a wholly owned subsidiary of LD Holdings, Inc. (“LD Holdings”), a non-operating holding company. LD Holdings was acquired on May 14, 2004 by R.V. Acquisition, Inc. (“RV Acquisition”), a newly formed holding company owned by an affiliate of Bruckman, Rosser, Sherrill & Co., Inc. (“BRS”) and certain original shareholders of LD Holdings. These financial statements include the accounts of Lazydays and any obligations of LD Holdings that are pushed down to the subsidiary level. These obligations include the redeemable preferred stock - Class A (see Note 13).

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

Major Suppliers and Dealer Agreements: The Company purchases substantially all of its new recreational vehicles and replacement parts from various manufacturers. The Company purchases new vehicles from four major suppliers which, including new vehicles purchased under consignment arrangements (see Note 12), represented approximately 84%, 78% and 81% of the total cost of new vehicle revenues for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company is subject to dealer agreements with each manufacturer. The manufacturer is entitled to terminate the dealer agreement if the Company is in material breach of their agreement terms.

Cash: Cash consists of a normal business checking account with its bank, the first $100,000 of which is insured by an agency of the federal government.

Revenue Recognition: Revenue from the sale of vehicles is recognized on delivery, transfer of title and completion of financing arrangements. Revenue from parts sales and service is recognized on delivery of service or product. Rental revenue is recorded as unearned revenue at lease inception and recognized ratably over the term of the lease.  Revenue excludes any applicale sales tax which is remitted to governmental authorities.

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

During the years ended December 31, 2007 and 2006, approximately 58% and 64% respectively, of unit sales were to customers in the state of Florida. This geographic concentration increases the Company’s exposure to adverse developments related to competition, as well as economic, demographic and other changes in this region.

Inventories: Vehicle and parts inventories are recorded at the lower of cost or market, with cost determined by the last-in, first-out (“LIFO”) method.  If the first-in, first-out (“FIFO”) method of inventory costing had been used, the net loss would have been reduced by $1.9 million for the year ended December 31, 2007, net income would have decreased approximately $1.2 million for the year ended December 31, 2006 and increased approximately $1.4 million for the year ended December 31, 2005.

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

Evaluation of Impairment of Long-Lived Assets: In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Impairment or Disposal of Long-Lived Assets”, the Company evaluates the carrying value of long-lived assets whenever significant events or changes in circumstances indicate the carrying value of these assets may be impaired. The Company evaluates potential impairment of long-lived assets by comparing the carrying value of the assets to the expected net future cash flows resulting from the use of the assets. Management believes no material impairment of long-lived assets exists at December 31, 2007 and 2006.

Loan and Other Costs: Loan and other costs are amortized on a straight-line basis over the life of the related loans ranging from 2.5 to 15 years. Unamortized loan costs of $339,000 were written off in connection with the refinancing of the Company’s line of credit during 2006, and new loan costs of approximately $789,000 were capitalized as part of its property lease renegotiation. New loan costs of approximately $188,000 were capitalized as part of amending the floor plan financing agreement in February 2007.  Loan costs are presented net of accumulated amortization of approximately $3,617,000 and $2,843,000 at December 31, 2007 and 2006, respectively.

Goodwill and Other Intangible Assets: Goodwill, totaling $104,865,672 at December 31, 2007 and 2006, represents the excess of costs over fair value of net assets of an acquired business. Pursuant to SFAS No. 142," Goodwill and Other Intangible Assets," goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite life are not amortized, but instead tested for impairment at least annually. At December 31, 2007 and 2006, management determined there was no impairment of goodwill. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives, assessed annually, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets."

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

Management Fees:  The Company entered into a management services agreement with BRS and a shareholder of LD Holdings, whereby the parties agreed to provide general management services to the Company, as defined. In exchange for these services, the Company agreed to pay the parties an annual management fee equal to the greater of: 1.75% of the Company’s annual EBITDA, adjusted for non-cash expenses, management fees, and non-compete payments, or $500,000. Management fee expense for the years ended December 31, 2007, 2006 and 2005 was $517,643, $553,030, and $726,081, respectively.

Advertising Costs: Advertising and promotion costs are charged to operations in the year incurred and totaled approximately $4,994,000, $6,630,000 and $6,006,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Income Taxes:  Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities.  Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates.  A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

The Company adopted Financial Accounting Standards Board ("FASB") Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007.  A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the "more likely than not" test, no tax benefit is recorded.  The adoption did not have a material impact on the Company’s financial position or results of operation.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the fair values used in intangible impairment analysis, reserve for charge-backs and the allowance for doubtful accounts.

Reclassifications: Certain prior years’ amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on stockholder’s equity or net income as previously reported.

Recent Accounting Pronouncements: In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007; however, on February 12, 2008, the FASB issued Financial Statement Position (FSP) FAS 157-2 which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  This FSP partially deferred the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, the Company interim periods within those fiscal years for items within the scope of this FSP.  Effective for 2008, the Company will adopt SFAS No. 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The Company is currently assessing the impact of the adoption of this statement.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities- including an Amendment of FASB Statement No. 115”, which allows an entity to choose to measure certain financial instruments and liabilities at fair value.  Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings.  SFAS No. 159 also establishes additional disclosure requirements.  SFAS No. 159 is effective for the Company beginning in fiscal 2008.  The Company is currently assessing the impact of the adoption of this statement.

NOTE 2 – STOCKHOLDER’S EQUITY

In September 2006, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures. This model is commonly referred to as a "dual approach" because it requires quantification of errors under both the iron curtain and the roll-over methods. SAB 108 permitted existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the "dual approach" had always been used or (ii) recording the cumulative effect of initially applying the "dual approach" as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings.

The Company elected to apply the provisions of SAB 108 using the cumulative effect transition method in connection with the preparation of the financial statements for the year ended December 31, 2006. As a result, the Company recorded a decrease in accrued liabilities and an increase in retained earnings in the amount of approximately $368,000, net of tax, as of January 1, 2006. This adjustment resulted from the Company overstating liabilities for sales promotional items, which was deemed immaterial to the financial statements in each respective period. This misstatement, increased (decreased) net income in the year reported, originated as follows: 2005 - $128,000; and prior to 2005 - ($496,000).

NOTE 3 - RECEIVABLES

Receivables consist of the following:

	2007	2006
Contracts in transit and vehicle receivables	$10,977,162	$9,262,233
Manufacturer receivables	5,030,992	5,371,397
Finance and other receivables	1,266,272	1,430,667

	17,274,426	16,064,297
Less: Allowance for doubtful accounts	788,785	549,307

	$16,485,641	$15,514,990

Contracts in transit represent receivables from financial institutions for the portion of the vehicle sales price financed by the Company’s customers through financing sources arranged by the Company. Manufacturer receivables are due from the manufacturers for incentives, rebates and other programs.

NOTE 4 - INVENTORIES

Inventories consist of the following:

	2007	2006
New recreational vehicles	$64,850,732	$68,440,121
Pre-owned recreational vehicles	33,167,420	32,869,060
Parts, accessories and other	1,749,726	1,707,848

	99,767,878	103,017,029
Less: LIFO reserve	5,308,347	2,335,355

	94,459,531	100,681,674
Rental recreational vehicles, less accumulated depreciation of $11,660 in 2007 and $38,775 in 2006	—	6,662

	$94,459,531	$100,688,336

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	2007	2006
Buildings and improvements	$35,792,926	$35,643,968
Furniture and equipment	14,255,382	13,857,169
Company vehicles	405,248	390,521
Construction in progress	165,123	—

	50,618,679	49,891,658
Less: Accumulated depreciation and amortization	16,569,837	12,920,671

	$34,048,842	$36,970,987

Depreciation expense of property and equipment aggregated $3,744,333, $3,197,389, and $2,867,072 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

NOTE 6 - INTANGIBLE ASSETS

Intangible assets and the related accumulated amortization as of December 31, 2007 and 2006 are summarized as follows:

	2007		2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortizable intangible assets:
Manufacturer relationships	$26,700,000	$2,419,688	$26,700,000	$1,752,188
Non-compete agreement	9,000,000	5,955,357	9,000,000	4,725,000
Customer database	3,600,000	3,600,000	3,600,000	3,600,000
	39,300,000	11,975,045	39,300,000	10,077,188
Unamortizable intangible assets:
Trade names and trademarks	46,000,000	—	46,000,000	—
	$85,300,000	$11,975,045	$85,300,000	$10,077,188

    Amortizable intangible assets are being amortized using the straight-line method over 40 years for manufacturer relationships, six years for the non- compete agreement (which was extended an additional year in March 2007 as part of the former Chairman’s retirement agreement) and one year for the customer database. The weighted-average amortization period for all amortizable intangible assets acquired in 2004 is 28.7 years. Trade names and trademarks are considered to have indefinite useful lives and are not being amortized.

Amortization expense for the years ended December 31, 2007, 2006 and 2005 was $1,897,857, $2,467,501, and $3,817,499, respectively. Estimated amortization expense for each of the subsequent five years ending December 31 is: 2008 - $1,846,072, 2009 - $1,846,072, 2010 - $1,355,000, 2011 - $667,500, and 2012 - $667,500.

NOTE 7 - LEASES

The Company leases land and certain of its facilities from I-4 Land Holding Limited Company (“I-4”), a related entity owned by a shareholder of the Company, under an operating lease arrangement which expires in December 2022. The lease contains four (4) five-year renewal options upon expiration of the original lease term. The lease requires minimum monthly rental payments of approximately $399,490 in 2007 before abatements (subject to adjustments in 2008, 2013 and 2018 for increases in the CPI) and provides that the lessee pays all property taxes and insurance. Rent is recognized straight-line over the life of the lease resulting in deferred rent during the earlier years of the lease. The Company is responsible for maintenance costs and betterments on the facilities.

On October 12, 2006, the Company amended this lease agreement with I-4.  The lease was amended to modify the purchase option from $42 million (subject to CPI increases) through May 14, 2011 to a fair market value purchase option, as defined, through January 15, 2023; to permit I-4 to purchase certain of the Company's buildings located on land leased by the Company from I-4 as part of an asset purchase agreement, as well as reduce rents owed by the Company to I-4 by an aggregate of $2.7 million during 2006, 2007 and 2008. The amended lease agreement also gives the Company a right to purchase certain adjacent land currently rented by a third party.  Finally, the amended lease agreement and asset purchase agreement provided the Company with $11.6 million of cash, preserved its business use of all the leased real property and significantly reduced the Company's future lease obligation without increasing the existing lease term.  The $11.6 million of cash proceeds and the $2.7 million of rent abatements, which were treated similar to lease incentives under SFAS No. 13, “Accounting for Leases," are being amortized over the remaining term of the lease, and are presented as deferred rent on the balance sheet.

 The Company also leases various office and dealership equipment under operating leases. These leases have terms ranging from 39 months to 66 months and expire through 2011.

As of December 31, 2007, future minimum lease commitments are as follows:

	Related	Third
	Party	Parties
2008	$4,668,820	$393,226
2009	5,468,820	246,071
2010	5,468,820	131,122
2011	5,468,820	87,806
2012	5,468,820	—
2013 and thereafter	54,688,200	—

	$81,232,300	$858,225

            Rent expense was approximately $4,639,000, $5,257,000, and $5,403,000 for the years ended December 31, 2007, 2006 and 2005, respectively, including related party rental expense of $ 4,118,156 in 2007, $4,791,240 in 2006, and $4,793,880 in 2005.

NOTE 8 - FLOOR PLAN NOTES PAYABLE

The Company maintains floor plan financing agreements with two financial institutions, collateralized by new and pre-owned recreational vehicles aggregating up to $85,000,000. The entire facility may be used to finance new vehicle inventory but only up to $26,000,000 may be used to finance pre-owned vehicle inventory. On October 28, 2004, the agreements were amended further to permit the Company to use floor plan credit to finance new vehicle inventory to be leased by the Company (“rental vehicle inventory”). Borrowings are not to exceed $5,000,000 in the aggregate for rental vehicle inventory or $35,000 per unit. The financial institutions collateralize all vehicles purchased under these agreements and all receivables generated from the sale of these vehicles. The interest rate charged (6.80% and 8.10% at December 31, 2007 and 2006, respectively) is based on the prime rate or LIBOR. Principal is due upon the sale of the respective vehicle.

Effective February 22, 2007, the Company amended the floor plan financing agreements extending the terms through February 22, 2011 and obtained an option to increase the aggregate floor plan commitments to $100,000,000 from $85,000,000, which was exercised subsequent to year-end on January 14, 2008. The amended and restated floor plan credit facility also includes a $15,000,000 revolving credit facility (see Note 9).

The Company’s floor plan notes payable are subject to certain financial and restrictive covenants including debt service coverage ratio; current ratio; and limitations on lease rentals, certain executive compensation, capital expenditures, accounts payable, additional debt, liens, dividends, distributions, certain restricted investments, and certain other corporate activities, all as defined in the credit agreement. The Company was in compliance with all covenants at December 31, 2007.

Interest expense on the floor plan notes payable was approximately $3,543,000, $4,170,000, and $3,565,500 for the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE 9 - LONG-TERM DEBT

Long-term debt consists of the following:

	2007	2006
11.75% Senior Notes, due 2012	$139,554,000	$142,004,000

Less: Unamortized discount	968,423	1,207,346

Total long-term debt	$138,585,577	$140,796,654

The Company issued $152 million of unsecured, senior notes (the “Senior Notes”) through a private placement exempt from the registration requirements of the Securities Act of 1933. Subsequently, on December 6, 2004, the Company successfully completed the exchange of $137 million of its Senior Notes. The remaining Senior Notes totaling $15 million were not eligible for exchange. The Senior Notes mature May 15, 2012 and bear interest at an annual rate of 11.75% payable each November 15 and May 15, to the registered holders at the close of business on November 1 and May 1 immediately preceding the interest payment date.

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

The Company shall offer to repurchase Senior Notes from all holders, on a pro rata basis, to the extent of 50% of the Company’s free cash flow, as defined, for any six-month period ending on either June 30 or December 31 of any fiscal year, commencing with the six-month period ending December 31, 2004. To the extent the Company’s free cash flow for any six-month period is less than $1.0 million, the Company may elect not to make a free cash flow offer for such period and, in lieu thereof, add such free cash flow to the amount of free cash flow for the next succeeding six-month period. For the six months ended December 31, 2007 no free cash flow existed for offer.

The Senior Notes’ indenture includes covenants that limit the ability of the Company to: incur additional debt, including sale and leaseback transactions; pay dividends or distributions on its capital stock or repurchase capital stock; issue stock of subsidiaries; make certain investments; create liens on its assets to secure debt; enter into transactions with affiliates; merge or consolidate with another company; and transfer and sell assets. As noted, the indenture contains a covenant to limit the incurrence of additional indebtedness as measured by its fixed charge coverage ratio, as defined. The Company may incur indebtedness on or before December 31, 2007 if this ratio is greater than 2.0 to 1.0 or greater than 2.25 to 1.0 if such indebtedness is incurred thereafter. The Company will not incur pari passu indebtedness if the ratio is less than or equal to 2.5 to 1.0. The Company obtained a waiver relative to the 2006 lease transaction with an affiliate, which is described in Note 7.

The Company estimates the fair value of the Senior Notes at December 31, 2007 to be approximately $120.0 million, based on their publicly traded value at that date compared to a recorded amount of $138.6 million.

The Company maintained a five-year senior secured revolving line of credit facility (the “Revolver”). The Revolver provided for borrowings up to $15 million, as defined, which includes a $10 million sub-facility for the issuance of letters of credit. There were no outstanding advances under the Revolver at December 31, 2006. Borrowings under the Revolver were collateralized by substantially all of the Company’s assets. The Revolver was terminated February 22, 2007 and replaced with a $15 million revolving line of credit under the same credit facility as the floor plan arrangement (see Note 8).  The terms and collateral of the new revolving line of credit have not significantly changed from the prior agreement.  Interest on outstanding advances is payable monthly and is based on the prime rate or LIBOR (9.25% at December 31, 2007).

The Company had outstanding letters of credit amounting to $225,000 and $2,800,000 at December 31, 2007 and 2006, respectively.

Interest expense on long term debt was approximately $16,671,000, $17,157,000 and $17,813,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

 NOTE 10 - INCOME TAXES

The components of the Company’s income tax (benefit) expense are as follows:

	2007		2006	2005
Current
Federal	$	(309,363)	$1,243,803	$3,636,468
State		—	212,828	523,894
		(309,363)	1,456,631	4,160,362

Deferred
Federal		(858,924)	(295,736)	(1,510,936)
State		(208,008)	(50,829)	(162,316)
		(1,066,932)	(346,565)	(1,673,252)

		$(1,376,295)	$1,110,066	$2,487,110

   A reconciliation of income taxes calculated using the statutory federal income tax rate (34% in 2007, 2006, and 2005) to the Company’s income tax (benefit) expense for the years ended December 31 is as follows:

	2007			2006		2005
	Amount	%		Amount	%	Amount	%
Income taxes at statutory rate	$(1,302,285)	(34.0%	)	$989,663	34.0%	$2,226,779	34.0%
Non-deductible expense	16,418	0.4%		13,484	0.5%	10,128	0.2%
State income taxes, net of federal tax benefit	(137,285)	(3.6%	)	106,919	3.6%	238,641	3.6%
Uncertain tax positions	49,720	1.3%		—	—	—	—
Other, net	—	—		—	—	11,562	0.2%

Income tax (benefit) expense	$(1,376,295)	(35.9%	)	$1,110,066	38.1%	$2,487,110	38.0%

    Deferred tax assets and liabilities were as follows:
	2007	2006
Deferred tax assets:
Inventory and receivable allowances	$438,519	$333,131
Reserve for charge-backs	816,375	807,000
Other accrued liabilities	255,548	1,056
Deferred rent	5,361,780	5,645,754
Unearned rental income	—	1,421
Other, net	158,290	235,981
	7,030,512	7,024,343

Deferred tax liabilities:
Prepaid expenses	$(706,076)	$(510,606)
Inventories	(2,479,493)	(2,465,480)
Depreciation and amortization	(122,637)	(541,500)
Property and equipment	(8,179,954)	(8,179,954)
Intangible assets	(25,339,742)	(26,191,125)
	(36,827,902)	(37,888,665)

Net deferred tax liabilities	$(29,797,390)	$(30,864,322)

Presented in the balance sheets as:
Current deferred tax liabilities	$(2,013,228)	$(2,157,135)
Long-term deferred tax liabilities	(27,784,162)	(28,707,187)
	$(29,797,390)	$(30,864,322)

The Company adopted FIN 48 on January 1, 2007.  The amount of unrecognized tax benefits as of December 31, 2007 and January 1, 2007 are $534,901 and $451,818, respectively.

A reconciliation of the beginning and ending unrecognized tax benefit is as follows:

Year Ended
December 31, 2007
Balance at January 1, 2007	$451,818
Additions based on tax positions related to prior years	—
Additions based on tax positions related to current year	83,083
Balance at December 31, 2007	$534,901

$509,524 of this amount would increase income from continuing operations, and thus impact the Company’s effective tax rate, if ultimately recognized into income.

It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in their respective federal or state income taxes accounts.  The total amount of interest and penalties recorded in the  statement of operations for the year ended December 31, 2007 was $26,887 and the amount accrued for interest and penalties at December 31, 2007 was $56,296.

No significant increases or decreases in the amounts of unrecognized tax benefits are expected in the next 12 months.The Company files a U.S. federal income tax return and a Florida state income tax return.  The Company is no longer subject to examination by taxing authorities for years before 2004.

NOTE 11 - EMPLOYEE BENEFIT PLANS

Effective January 1, 2003, the Company established a profit sharing plan with 401(k) provisions (the “Plan”). The Plan covers substantially all employees. The Plan allows employee contributions to be made on a salary reduction basis under Section 401(k) of the Internal Revenue Code. Under the 401(k) provision, the Company makes discretionary matching contributions equal to 50% of the employees’ contribution not to exceed 4% of employee pre-tax deferrals. Expense under the Plan for the years ended December 31, 2007, 2006 and 2005 was approximately $ 551,000, $537,000, and $523,000 respectively.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company purchases and sells new vehicles under various consignment arrangements, including one with a related party. During the term of this arrangement, which commenced on December 29, 2001, the Company has purchased virtually all inventory that has been held under consignment. The total consigned inventory, which is not included in the Company’s balance sheets, approximated $11.0 million and $14.3 million at December 31, 2007 and 2006, respectively. Total inventory purchased by the Company under this consignment arrangement totaled approximately $119 million, $107 million and $143 million for the years ended December 31, 2007, 2006 and 2005, respectively. This consignment arrangement, as amended October 12, 2006, required the Company to begin paying consideration for the consignment of such units.  Required payments began in October 2007 and were based on U.S. Treasury rates times the average value of units on hand, as defined.  These payments aggregated $72,724 in 2007.  Subsequent to year end, the Company purchased all units under the consignment arrangement in conjunction with the exercise of the option to increase the aggregate commitment on the amended floor plan credit facility (see Note 8).

An employment agreement exists between the Company and the Chief Executive Officer which expires five years from the date of the agreement, or May 14, 2009. The agreement may continue on terms mutually agreeable to the parties. The agreement details various matters including but not limited to base compensation and bonus compensation.

In addition, the Company entered into a non-competition agreement with its past Chairman of the Board and a shareholder of LD Holdings, whereby the past Chairman agreed not to engage in any business competing with the businesses of the Company for a period of five years following the acquisition on May 14, 2004, or if later, three years following termination of employment with the Company. In consideration thereof, the past Chairman will be paid $2 million per year so long as he continues to remain employed by the Company or serves as a member of the Board of Directors of the Company, LD Holdings or RV Acquisition, as defined.  The past Chairman retired effective August 2007.

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

NOTE 13 - LD HOLDINGS AND RV ACQUISITION

The balance sheets of LD Holdings, a wholly owned subsidiary of RV Acquisition, consisted of the following at December 31, 2007 and 2006:

	2007	2006
ASSETS
Investment in and equity in earnings of Lazydays	$71,211,536	$73,665,492

STOCKHOLDER'S EQUITY
Common stock, Class A	$1	$1
Paid-in capital	67,000,000	67,000,000
Retained earnings	4,211,535	6,665,491

Total stockholder's equity	$71,211,536	$73,665,492

The balance sheets of RV Acquisition consisted of the following at December 31, 2007 and 2006:

	2007	2006
ASSETS
Investment in and equity in earnings of LD Holdings	$71,211,536	$73,665,492

LIABILITIES
Due to Lazydays	$51,372	$51,372

STOCKHOLDERS’ EQUITY

Preferred stock, Series A, including accrued dividends of $39,358,660 in 2007 and $26,547,610 in 2006	$101,358,660	$88,547,610
Common stock, $.01 par value	49,947	49,947
Paid-in capital	4,941,771	4,941,771
Accumulated deficit	(35,190,214)	(19,925,208)

Total stockholders' equity	71,160,164	73,614,120

Total liabilities and stockholders' equity	$71,211,536	$73,665,492

            The Series A Preferred stock of RV Acquisition accrues dividends at a rate of 14% per annum, compounded semi-annually. Dividends on the Series A Preferred Stock are not required to be paid in cash and accrue whether or not declared and whether or not there are profits, surplus or other funds legally available for payment of the dividend. Accrued and unpaid dividends on the Series A Preferred Stock aggregated $ 39,358,660, at December 31, 2007 and $26,547,610 at December 31, 2006. Upon a sale of RV Acquisition, the holders of Series A Preferred Stock have the right to request RV Acquisition to redeem their shares at a price equal to the initial purchase price plus any accrued and unpaid dividends thereon. Similarly, BRS (as holder of the majority of the Series A Preferred Stock) has the right, upon certain change of control transactions, to have such transactions treated as a liquidation event, as a result of which all shares of Series A Preferred Stock will be redeemed at a price equal to the initial purchase price plus any accrued and unpaid dividends thereon.

Effective August 20, 2004, RV Acquisition established a nonqualified stock option plan (the “Option Plan”) for certain of its Directors, officers, consultants and employees. The Option Plan is administered by the Board of Directors or a committee designated by the Board. The Board of Directors may grant options and establish the option term, vesting period and exercise price. The maximum number of shares to which options may be granted shall not exceed 768,301 and expire no later than ten years from the date of grant. In August 2004, the Board of Directors granted an aggregate of 363,636 stock options to three key employees at an exercise price of $1 per share, and an additional 20,000 stock options were granted to a key employee at an exercise price of $1 per share in November 2004. In December 2006, the Board of Directors granted an additional 243,360 stock options to a key employee at an exercise price of $1 per share. As of December 31, 2007 only 384,572 stock options remain outstanding and 383,729 are available for future grants.  One-third of the option grant is subject to time vesting and becomes exercisable in five equal installments on the anniversary of the grant. One-third of the option grant vests upon BRS reaching an internal rate of return (“IRR”), as defined, of 25% and one-third vests upon BRS reaching an IRR of 30%.

Effective January 1, 2006, RV Acquisition adopted SFAS No. 123(R) (revised 2004), "Share-Based Payment" as interpreted by SEC Staff Accounting Bulletin No. 107.  SFAS No. 123(R) supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123, "Accounting for Stock-Based Compensation."  However, SFAS No. 123(R) requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant.  Compensation expense for the year ended December 31, 2007 and December 31, 2006 was insignificant.

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

Financial Statement Schedule

LAZY DAYS’ R.V. CENTER, INC.
Schedule II: Valuation and Qualifying Accounts

Column A Description	Column B Balance at Beginning of Period	Column C Additions Charged to Costs and Expenses	Column D Deductions	Column E Balance at End of Period

Year ended December 31, 2007:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$549,307	$301,669	$62,191	$788,785
Reserves which support the balance sheet caption, reserves:
Reserve for charge-backs	$2,152,000	$2,526,000	$2,501,000	$2,177,000
Year ended December 31, 2006:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$279,557	$297,484	$27,734	$549,307
Reserves which support the balance sheet caption, reserves:
Reserve for charge-backs	$2,085,000	$2,353,000	$2,286,000	$2,152,000
Year ended December 31, 2005:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$437,846	$56,298	$214,587	$279,557
Reserves which support the balance sheet caption, reserves:
Reserve for charge-backs	$2,034,000	$2,539,000	$2,488,000	$2,085,000

            All other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

 As of December 31, 2007, the Company conducted an evaluation, under the supervision and participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2007.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2007 that have materially affected, or are likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934). Internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s internal control over financial reporting includes policies and procedures that: pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of management and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting, and testing of the operational effectiveness of the Company’s internal control over financing reporting. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in the annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages and a brief account of the business experience of each person who is a Director or executive officer of Lazydays as of the date hereof.

Name	Age	Position
John Horton	49	Chief Executive Officer, Director
Randy Lay	53	Chief Financial Officer
Stewart Shaffer	56	Chief of Marketing and Communications
Patrick Overby	46	General Manager of Sales
Steve Ratcliff	54	Finance and Insurance Manager
Bob Grady	53	Director of Service and Parts
Joe Wiley	45	Chief Information Officer
Dominic Calabro	48	CrownClub President
Linda Stephens	32	Director of Corporate Reporting and Investor Relations
Thomas Donnelly	51	Chairman
Charles Macaluso	64	Director
Thomas Baldwin	49	Director and Compensation Committee Chairman
Stephen Sherrill	55	Director
Michael Salvati	55	Director and Audit Committee Chairman
Thomas Millner	54	Director
Nicholas Sheppard	32	Director

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

Randy Lay joined us in 2007 and serves as our Chief Financial Officer.  Mr. Lay is responsible for all of the financial activities of the Company.  Prior to joining Lazydays, Mr. Lay led the New York office of Buccino & Associates, a consulting firm. Mr. Lay has also served as President and CEO of Universal Access Global Holdings, a Chicago based telecommunications firm, SVP and CFO of Metromedia Fiber Network, a New York City based telecommunications firm, and as EVP and CFO of International Specialty Products, a global specialty chemical firm. Prior to his tenure at International Specialty Products, Mr. Lay held senior financial positions at United Technologies Corporation and Xerox Corporation.  Mr. Lay holds a BA (Summa Cum Laude) and MBA from Boston University in Boston, Massachusetts, where he was elected to Phi Beta Kappa.

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

Patrick Overby joined Lazydays in 1991and serves as our General Manager of Sales. Mr. Overby is responsible for all Sales operations including Sales production, inventory, training and recruitment and supplier relations. Prior to becoming General Manager of Sales, Mr. Overby held positions at Lazydays including: Sales Associate, Training and Recruiting Manager, Sales Desk Manager, Director of Financial Services, and Assistant General Manager of Sales. From 1979 to 1991, Mr. Overby served in various sales/management positions with three other companies in the RV industry. Mr. Overby earned a MBA from Florida Technological University in Orlando, Florida.

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

Dominic Calabro joined the Company in 1997 and serves as our CrownClub President and Sales Manager.  Mr. Calabro is responsible for all CrownClub sales, service, and administration.  Prior to becomming our CrownClub President, Mr. Calabro has held the following positions at Lazydays:  Sales Associate, Training & Recruiting Manager, Product Manager and Sales Manager.  Mr. Calabro earned a BS from Marist College in Poughkeepsie, New York.

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

Thomas Donnelly is currently a partner with Landmark Financial Advisors, specializing in financial services, Kentucky Outdoor Advertising, outdoor billboard company and Hard Ten Group, a development company. In 1971 Mr. Donnelly joined Camping World, Inc. where he served as Chief Executive Officer from 1986 until 2002. Camping World is the world’s largest retailer of RV accessories, supplies and services. Mr. Donnelly is also a Director of Branch Bank & Trust (BB&T) of Bowling Green, Kentucky and Airxcel Holdings, Inc., of Wichita, Kansas.

Charles Macaluso is a founding principal of Dorchester Capital Advisors (formerly East Ridge Consulting, Inc.), a management consulting and corporate advisory firm founded in 1996. From March 1996 to June 1998, Mr. Macaluso was a partner at Miller Associates, Inc., a company principally involved in corporate workouts. From 1989 to 1996, Mr. Macaluso was a partner at The Airlie Group, LLP, a fund specializing in leveraged buyout, mezzanine and equity investments. He is the Chairman of the Board for GEO Special Chemicals and serves as a member of the audit committee. He is also a Director of Global Crossing, Inc., where he serves on the audit committee. He is lead Director and member of the compensation committee and nominating committee for Darling International and Chairman of the Board for Global Power Equipment Group.

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

Stephen Sherrill is a founder and Managing Director of BRS. Previously, he was an officer of Citicorp Venture Capital, or CVC, from 1983 through 1994. Prior to joining CVC, he was an associate at the New York law firm of Paul, Weiss, Rifkind, Wharton & Garrison LLP.  He earned his BA at Yale University and his JD at Columbia Law School. Mr. Sherrill is a Director of Airxcel Holdings, Inc., B&G Foods, Inc. and Remington Arms Company, Inc.

    Michael Salvati has over 25 years of financial and business experience. He has been a principal at Oakridge Consulting since 2000, where he provides financial consulting and interim management services for various companies. During this time, Mr. Salvati has served as the Chief Financial Officer of several companies. These assignments have included public registrants such as AMIS Holdings, Inc., a designer and manufacturer of semiconductor products through its subsidiary, Global Exchange Services, and marchFirst. Prior to founding Oakridge Consulting, Mr. Salvati served as Chief Operating Officer at National Financial Partners from 1998 to 2000 and Chief Financial Officer of Culligan Water Technologies, Inc. from 1996 to 1998. Mr. Salvati was previously a partner at KPMG LLP. Mr. Salvati holds both a B.S. in Microbiology and M.S. in Accounting from the University of Illinois in Champaign-Urbana.   Mr. Salvati is a Director of Things Remembered, Inc.  Mr. Salvati served as interim Chief Financial Officer for the Company from April 2007 to September 2007.

Thomas Millner is currently the Chief Executive Officer of Remington Arms Company, Inc.   He also served as the company’s President, Chief Executive Officer, and Director from 1999 - 2007. In 1987, Mr. Millner joined Pilliod Cabinet Company, a leading producer of opening price point bedroom wall systems, and living room tables. In 1990, he was named Chief Executive Officer where he served until Pilliod was sold to LADD Furniture in 1994. From 1976 until 1987 Mr. Millner held various sales and management positions with Broyhill and Thomasville Furniture Industries. Mr. Millner holds a BA with Honors from Randolph Macon College where he was admitted into Phi Beta Kappa. Mr. Millner is a Director of Stanley Furniture (NASDAQ:STLY) and serves as Chairman of the Audit Committee.  He is a Director of Lazydays and serves on both their audit and compensation committees.  He is also a Director of Bushnell Outdoor Products and a Director of the US Sportsmen’s Alliance.  Lastly, Mr. Millner is also a Director of Remington Arms Company, Inc

Nicholas Sheppard is a Principal of BRS. He joined BRS in 2000. From 1997 to 2000, he worked as a Consultant in the London and New York offices of Marakon Associates, a strategy consulting firm. Mr. Sheppard received his BSc from the London School of Economics and Political Science and his MBA from the Wharton School of Business.  Mr. Sheppard is a Director of Airxcel Holdings, Inc.

Code of Conduct
    We have adopted a Code of Business Conduct and Ethics that applies to all of our officers and employees, including our principal executive officer and principal financial officer.  The purpose of our code is to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; to promote full, fair, accurate, timely and understandable disclosure in periodic reports required to be filed by us; and to promote compliance with all applicable rules and regulations that apply to us and our officers and directors.

Board of Directors Committees

    The audit committee of the Board of Directors is comprised of Messrs. Michael Salvati, Thomas Millner, Charles Macaluso, and Nick Sheppard.  Michael Salvati qualifies as "audit committee financial expert", as determined by the Securities and Exchange Commission rules, based on their education, experience and background.  Mr. Salvati serves as the committee chair and is an independent member of the Board of Directors.  The audit committee will, among other things, recommend the annual appointment of auditors with whom the audit committee will review the scope of audit and non-audit assignments and related fees, accounting principles we will use in financial reporting, internal auditing procedures and the adequacy of our internal control procedures.

    The compensation committee of the Board of Directors (the "Compensation Committee") is comprised of Messrs. Thomas Baldwin, Thomas Millner and Thomas Donnelly.  The Compensation Committee will, among other things, review and approve the compensation and benefits of our executive officers, authorize and ratify stock option grants and other incentive arrangements, and authorize employment and related agreements.

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

Compensation Discussion and Analysis

In this section, we provide certain aspects of our compensation program as it pertains to John Horton (Chief Executive Officer), Randy Lay (Chief Financial Officer), Don Wallace (past Chairman), and our three other most highly compensated executive officers in 2007. We refer to these six people as the “Named Executive Officers” or “NEO”. Our discussion focuses on compensation and practices related to our most recently completed fiscal year.

We believe that the performance of each of the Named Executive Officers has the potential to impact both our short-term and long-term profitability. Therefore, we place considerable importance on the design and administration of our executive compensation program.

Compensation Committee (“Committee”) Structure

The Compensation Committee is comprised of non-management Directors. No member of the Compensation Committee was an officer or employee of LD Holdings or any of its subsidiaries during the fiscal year ended December 31, 2007. No member was formerly an officer of LD Holdings or of its subsidiaries. In addition, no executive officer of the Company serves on the Board of Directors or the Compensation Committee of another entity where a Committee member is employed. Mr. Baldwin, Director and Chairman of the Compensation Committee, is a Managing Director of BRS, which owns approximately 84% of the common stock of RV Acquisition.

The Committee has responsibility for oversight and review of our total compensation strategy taking into consideration existing company-wide benefit plans. The Board of Directors has responsibility for the approval of any stock option grants.

The compensation for the Chief Executive Officer and past Chairman was established through employment agreements that were negotiated as part of the acquisition by RV Acquisition.   The compensation for the Chief Financial Officer was established through a compensation agreement negotiated at date of hire.  As needed, the Compensation Committee reviews and approves any modifications to these agreements.

Pat Overby (General Manager of Sales), Dominic Calabro (CrownClub President), and Steve Ratcliff (Finance and Insurance Manager) do not have employment agreements. The majority of their compensation is cash compensation, 100% of which is commission based on achieving sales targets, profit targets and other performance related targets. These targets are established by the Chief Executive Officer during the annual budgeting process and approved through the budget review by the Board of Directors. This approach has been taken because the majority of the effort of these individuals is short-term in nature (i.e. sales focus) rather than long-term (strategic focus). This approach allows us to be competitive with the compensation structure of the marketplace.

The Committee did not engage an outside compensation and benefits consultant during fiscal year end 2007.

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

Objectives of Executive Compensation - The objectives of our executive compensation program are to:

1.	Attract and retain quality executive leadership,
2.	Increase shareholder value,
3.	Improve our overall performance,
4.	Enhance the individual executive's performance, and
5.	Align incentives with the business unit and company areas most directly impacted by the executive's leadership and performance.

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

Determining Executive Compensation

 The Committee oversees the administration of executive compensation plans, including the design, performance measures, and award opportunities for the executive incentive programs, and certain employee benefits. The Committee has the authority to determine, and recommend for Board of Directors approval, all compensation and awards to the Chief Executive Officer and Chief Financial Officer.

Elements of Compensation

We provide a competitive mix of pay elements that align executive incentives with shareholder value. The primary components of the executive compensation program are:

▪	Base salary,
▪	Annual cash incentives,
▪	Long-term incentives,
▪	Benefits, and
▪	Severance benefits.

A brief description of these components and related programs follows.

Base Salary - Base salary is designed to provide competitive levels of compensation to executives based upon their experience, duties and scope of responsibility. We pay base salaries to provide a basic level of compensation in order to recruit and retain executives.

The base annual salary for John Horton and Randy Lay is $600,000 and $300,000, respectively. John Horton's base salary is increased each May by a percentage increase in the consumer price index.  For a discussion of the Named Executive Officers’ employment arrangements, please see the narrative accompanying the Summary Compensation Table.

 Annual Cash Incentives (“Bonus”) - We use our annual cash incentives as a short-term incentive to drive achievement of our annual performance goals. The goal is to focus on the achievement of annual financial goals and provide cash awards relative to performance. Annual Cash Incentives are designed to:

▪	Support our strategic business objectives,
▪	Promote the attainment of specific financial goals,
▪	Reward achievement of specific performance objectives.

The annual cash incentive is paid based on the actual EBITDA performance relative to the budgeted EBITDA. EBITDA is net income from operations increased by the sum of interest expense, income taxes, depreciation, amortization and other non-cash items, as defined.

The Board of Directors sets the targeted EBITDA level through its review and approval of the annual budget. In determining final awards and in evaluating personal performance, the Board considers adjusting EBITDA and other corporate performance measures for unplanned, unusual or non-recurring income or expense. In 2007, the Board exercised its discretion by adding to reported EBITDA the amount of non-compete payments made to Mr. Wallace and management fees paid to BRS and Mr. Wallace.

As discussed above, 100% of the cash compensation for the General Manager of Sales, CrownClub President, and Finance and Insurance Manager is commission based. Annual cash incentives for the Chief Executive Officer and Chief Financial Officer are based on their employment agreements. Based on his employment agreement, the past Chairman is not eligible for an annual cash incentive.

The Chief Executive Officer is eligible to receive a bonus of $200,000 upon achieving 85% of the targeted EBITDA each year. The bonus increases to up to $400,000 upon achieving 115% of the targeted EBITDA. If the EBITDA falls between 85% and 115% of the targeted EBITDA, a pro-rata payment is made. If performance falls below 85% of the targeted EBITDA level, no bonus is paid. The EBITDA as measured for the annual cash incentive was less than 85% of budget for the 12 months ended December 31, 2007. Since performance was below 85%, no annual cash incentive was paid to Mr. Horton.

The Chief Financial Officer is eligible to receive a bonus of $150,000.  The bonus amount is split 75% upon achieving 100% of the targeted EBITDA and 25% upon meeting personal objectives as defined by the Chief Executive Officer.  If the EBITDA falls between 85% and 115% of the targeted EBITDA, a pro-rata payment is made.  If performance falls below 85% of the targeted EBITDA levels, no bonus is paid for the EBITDA portion of the bonus.  The Chief Financial Officer earned a one-time bonus in 2007 in the amount of $75,000 as defined in his compensation agreement.

Long-term Incentive Plans - Our compensation structure also includes a long-term variable compensation at the senior executive levels because of our desire to reward effective long-term management decision making. Long-term incentives are designed to focus attention on long-range objectives and future returns to shareholders. Long-term Incentive Plans utilized by the Company include:

Stock Option Awards: In connection with the purchase of LD Holdings by RV Acquisition, RV Acquisition stock option grants were issued by RV Acquisition to our Chief Executive Officer and past Chairman. Stock option grants are made at the discretion of the Compensation Committee and Board of Directors pursuant to the 2004 Stock Plan as amended, which is administered by the Compensation Committee and approved by the Board of Directors.

We grant only nonqualified stock options. These awards are used to: (1) create a fundamental, long-term linkage between the interests of executives and shareholders, and (2) recruit and retain executive talent.

Stock options represent 100% of long-term incentive compensation for our Chief Executive Officer and past Chairman. On August 20, 2004 initial grants of 121,212 shares were made to Mr. Horton and Mr. Wallace. The options are subject to time vesting in five equal installments on the anniversary date of the grant. The options expire after 10 years. The options have an exercise price of $1.00.

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

Long-term Incentive Plan: Our General Manager of Sales, CrownClub President, and Finance and Insurance Manager participate in the Long-term Incentive Plan of RV Acquisition. Under the terms of the plan, participants would share pro-rata (based on salary) in a pool equal to approximately 7.5% of the total common equity value of RV Acquisition upon occurrence of a Trigger Event as defined in the plan. A Trigger Event means the sale of RV Acquisition (whether by sale of a majority of its stock or a sale of all or substantially all of its assets, including the sale of Lazy Days RV Center, Inc.) or a public offering of RV Acquisition’s common stock resulting in gross proceeds to RV Acquisition and selling stockholders of $60 million (unless the Board determines that no “change of control” has occurred within the meaning of the tax law). If the payment date occurs due to a public offering described above, the payments due under the plan may be made in shares of RV Acquisition’s common stock.

Benefits - The Company provides the following benefits:

▪
401(k) Plan - We offer a qualified 401(k) Plan. We make matching contributions to the 401(k) Plan to encourage employees to save money for their retirement. The 401(k) Plan, and our contributions to it, enhance the range of benefits we offer to executives and enhance our ability to attract and retain employees. Under the terms of the qualified 401(k) Plan, employees may defer from 1% to a maximum of $15,500 or $20,500 of their eligible pay, if over 50. The Company makes discretionary matching contributions equal to 50% of the employee contribution not to exceed 4% of employee pre-tax deferrals. In 2007, Company matching contributions were approximately $16,000 for the NEOs.

▪
Perquisites and Other Benefits - Perquisites and other benefits represent a small part of our overall compensation package. Perquisites for Mr. Horton, Mr. Lay and Mr. Wallace were established by their employment contracts. The primary perquisites for Mr. Horton and Mr. Wallace are payment of health insurance, company paid life and disability insurance payments, and cash payments to cover the tax liability to the executives for the imputed value of such benefits. Certain tax, accounting, and other regulations often subject our executives to taxation on the receipt of certain benefits irrespective of the value such benefit conferred to the executive. In these situations, we typically provide a tax gross-up payment to the executive to reimburse the executive for approximate amounts of additional tax liability the executive will need to pay as a result of receiving such benefits. In addition to these perquisites, Mr. Horton may be reimbursed for tuition to attend up to one short-term management program per year. He may also be reimbursed up to $150,000 for relocation expenses.  Mr. Lay was paid approximately $23,000 for relocation expenses in 2007.

Severence Benefits -  Mr. Horton is entitled to receive severance benefits upon certain qualifying terminations of employment based on a provision in his employment agreement. This severance arrangement is intended to provide continuity of management in connection with a threatened or actual change in control transaction.  Mr. Horton is entitled to base salary for 24 months and bonus payments based on the bonus that would have been payable to the executive for the fiscal year in which the employment is terminated. He is also entitled to all benefits provided for in their employment agreements for 24 months.

Other Guidelines and Procedures Affecting Executive Compensation

Stock-Based Compensation - Policies related to Stock-Based Compensation include the following:

▪	Procedures Regarding Committee Approval and Delegation of Authority - The Committee and Board of Directors approve all grants of stock-based compensation.
▪	Procedures Regarding Timing and Pricing of Awards - Our policy is to not grant “in-the-money” options or options with exercise prices below market value on the date of grant.

    Compensation for Mr. Overby, Mr. Calabro and Mr. Ratcliff is established by Mr. Horton and approved by the Board of Directors through approval of the annual budget.

Summary

    In summary, we believe this mix of salary, potentially significant variable cash incentives and the potential for equity ownership in RV Acquisition motivates our management team to produce strong returns for shareholders. We further believe this program strikes an appropriate balance between the interests and needs of Lazydays in operating our business and appropriate employee rewards based on shareholder value creation.

Summary of Cash and Certain Other Compensation and Other Payments to the Named Executive Officers

Overview - The following sections provide a summary of cash and certain other amounts we paid for the year ended December 31, 2007 to the named executive officers.  The compensation we disclose below is presented in accordance with SEC regulations. According to those regulations we are required in some cases to include:

▪	Amounts paid in previous years,
▪	Amounts that may be paid in future years, including amounts that will be paid only upon the occurrence of certain events, such as an involuntary termination,
▪	Amounts we paid to the named executive officers which might not be considered “compensation” (for example, non-compete payments), and
▪
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

Summary Compensation Table

The following table provides information concerning the compensation of the Named Executive Officers for our most recently completed fiscal year.

In the column “Salary”, we disclose the amount of base salary paid to the Named Executive Officer during the fiscal year. In the column “Bonus”, we disclose the annual cash incentive that is paid to Named Executive Officers. The column “Option Awards” reflects the dollar amount of stock-based compensation recognized by RV Acquisition for 2007 financial statement reporting purposes in accordance with SFAS No. 123(R) (revised 2004), "Share-Based Payment". The amounts relate to stock option awards granted to the named executive under the Amended RV Acquisition, Inc. 2004 Stock Option Plan as amended. For stock options, the SFAS 123(R) fair value per share is based on certain assumptions which we explain in Note 13 to our financial statements which is included in our annual report on Form 10-K. The amounts shown in the 2007 Summary Compensation Table also include a ratable portion of each grant we made in prior years to the extent the vesting period fell in 2007.

In the column “All Other Compensation,” we disclose the sum of the dollar value of:

▪	perquisites and other personal benefits, unless the aggregate amount of such compensation is less than $10,000;
▪	all “gross-ups” or other amounts reimbursed during the fiscal year for the payment of taxes;
▪	any commission payments;
▪	amounts we paid or which became due related to non-compete payments, termination, or severance, if any;
▪	any health, life or disability insurance premiums we paid during the year for the benefit of a Named Executive Officer.

Summary Compensation Table

Name	Year	Salary ($)	Bonus ($)	Option Awards ($) (4) (5)	All Other Compensation ($) (7)	Total ($)
Don Wallace (1)	2007	655,344	—	—	1,324,572	1,979,916
	2006	1,060,008	—	—	2,089,009	3,140,017
John Horton (2)	2007	631,942	—	—	36,262	668,204
	2006	613,588	—	—	36,806	650,394
Randy Lay (3)	2007	118,192	75,000	—	32,439	225,631
	2006	—	—	—	—	—
Patrick Overby	2007	—	—	—	376,719	376,719
	2006	—	—	—	392,980	392,980
Steve Ratcliff	2007	—	—	—	298,241	298,241
	2006	—	—	—	295,390	295,390
Dominic Calabro	2007	—	—	—	267,105	267,105
	2006	—	—	—	247,462	247,462
Chuck Thibault (6)	2007	—	—	—	—	—
	2006	474,030	193,308	—	35,855	703,193

1)	During fiscal 2007, Mr. Wallace served as Chairman of the Board and Chairman of the Company until February 7, 2007 and retired effective August 2, 2007
2)	For all of fiscal 2007, the Company did not achieve 85% of its targeted EBITDA. As a result, Mr. Horton was not paid an Annual Cash Incentive bonus for 2007.
3)	Mr. Lay earned a one-time bonus in 2007 as defined in his employment agreement.
4)	As a part of their employment agreements, Mr. Wallace and Mr. Horton received stock option grants. These options have a 10 year term and vest in five equal installments on the anniversary date of the grant. The shares have an exercise price of $1.00 per share. Both were awarded 121,212 shares. Subsequent to his retirement on August 2, 2007, Mr. Wallace surrendered all option shares he received in conjunction with his grant of 121,212 on August 20, 2004.
5)	Mr. Horton was awarded a second grant of 243,360 shares on December 28, 2006. One-third of these shares vest ratably over five years on the anniversary date of the grant. One-third will vest upon achieving an internal rate of return ("IRR"), as defined, for BRS of 25%. One-third will vest upon achieving an IRR for BRS of 30%. These options have a 10 year term and an exercise price of $1.00
6)	Mr. Thibault retired effective October 2, 2006.
7)	All other Compensation is comprised of the following components:

Name	Year	Medical Insurance ($)	Life & Disability Insurance ($) (1)	401(k) Match ($) (2)	Tax Gross-ups ($) (3)	Other ($) (4)	Total ($)
Don Wallace	2007	10,967	8,301	2,475	2,490	1,302,829	1,324,572
	2006	9,772	12,072	4,200	3,578	2,062,965	2,089,009
John Horton	2007	16,195	15,567	4,500	5,604	—	36,262
	2006	15,941	16,665	4,200	6,074	—	36,806
Randy Lay	2007	1,389	—	402	7,072	30,648	32,439
	2006	—	—	—	—	—	—
Patrick Overby	2007	4,034	—	4,500	—	368,185	376,719
	2006	3,853	—	4,200	—	384,927	392,980
Steve Ratcliff	2007	3,956	—	4,500	—	289,785	298,241
	2006	3,853	—	4,200	—	287,337	295,390
Dominic Calabro	2007	4,314	—	4,500	—	258,291	267,105
	2006	3,853	—	4,200	—	239,409	247,462
Chuck Thibault (5)	2007	—	—	—	—	—	—
	2006	15,679	15,976	4,200	6,493	—	35,855

(1)	The Company reimbursed Mr. Wallace and Mr. Horton for the cost of life insurance and disability insurance. These payments are grossed up for tax payments.
(2)	The amount shown includes our matching contributions to the 401(k) Plan.
(3)	Mr. Wallace's gross-ups include $2,490 for life and disability payments. Mr. Horton's gross-ups include $5,604 for life and disability payments. Mr. Lay's gross-ups inclue $7,072 for relocation expenses.
(4)	The amount shown for Mr. Wallace’s Other includes $1,250,000 for non-compete payments and $52,829 for annual management fee. The amount for Mr. Lay includes $23,000 of relocation expenses. The amount for Mr. Overby, Mr. Calabro, and Mr. Ratcliff are for commissions earned.
(5)	Mr. Thibault retired effective October 2, 2006.

Employment Agreements and Other Compensation Plans

Two of our Named Executive Officers have employment agreements, John Horton and Don Wallace. Randy Lay, Pat Overby, Dominic Calabro, and Steve Ratcliff have compensation plans that define the financial targets for the year as well as their compensation for achieving each target.

Other Compensation Plans

One hundred percent (100%) of the cash compensation for Messrs. Overby, Calabro, and Ratcliff is based on commissions. As is customary for these positions, the vast majority of compensation is based on cash incentives rather than long-term equity incentives. This approach has been taken because of the majority of the effort of these individuals is short-term in nature (i.e. sales focus) rather than long-term (strategic focus). This approach allows us to be competitive with the compensation structure of the marketplace.

        The plan for Mr. Overby and Mr. Calabro provides compensation based on the level of sales and profitability that is attained by the sales group. A portion of his compensation is also based on achieving defined delivery goals and inventory turnover goals.  The plan for Mr. Ratcliff is based on the profitability of the Finance and Insurance Group.

Employment Agreements

On May 14, 2004, our parent, LD Holdings was acquired by RV Acquisition.  Concurrent with the acquisition, the Company and RV Acquisition entered into employment agreements with Don Wallace (President and Chief Executive Officer at the time of the acquisition) and John Horton (Chief Operating Officer at the time of the acquisition). On August 5, 2005, John Horton was named Chief Executive Officer and Don Wallace was named Chairman. On December 28, 2006, the Company amended Mr. Horton’s employment contract to increase his salary and stock options to reflect his new responsibilities as Chief Executive Officer. On August 2, 2007, Don Wallace retired as Chairman of the Company.

 2007 Grants of Plan-Based Awards

In 2007 no stock option awards were made to any of the Named Executive Officers.

Outstanding Equity Awards at Fiscal Year-End 2007

The following table provides information concerning unexercised options and stock that has not vested for each Named Executive Officer outstanding as of the end of our most recently completed fiscal year.  Each outstanding award is represented by a separate row which indicates the number of securities underlying the award.

For option awards, the following table discloses the option shares granted, the number exercisable at year end, the number of option shares that are not yet exercisable, exercise price, and the expiration date.

Name	Number of Option Shares Granted		Number of Option Shares Exercisable	Number of Option Shares Un-exercisable	Option Expiration Date	Option Exercise Price
John Horton	121,212	(1)	72,728	48,484	8/20/2014	1.00
	243,360	(2)	16,224	227,136	12/28/2016	1.00
Don Wallace (3)	—		—	—	—	—
Randy Lay	—		—	—	—	—
Patrick Overby	—		—	—	—	—
Steve Ratcliff	—		—	—	—	—
Dominic Calabro	—		—	—	—	—

(1)	Options were granted on August 20, 2004. Options have a ten year term and vest ratably over a five year period on the anniversary of the grant.
(2)	One-third of this grant becomes exercisable on a ratable basis over a five year period on the anniversary of the grant. One-third becomes exercisable upon BRS achieving a financial return of 25%. One-third becomes exercisable upon BRS achieving a financial return of 30%. Shares have a 10 year term and an exercise price of $1.00.
(3)	Options were granted on August 20, 2004. Mr. Wallace was granted options to purchase 121,212 shares. No options were exercised and all options were cancelled upon Mr. Wallace’s retirement on August 2, 2007.

Option Exercises and Surrenders and Stock Vested In 2007

During fiscal 2007, there were no option exercises. During 2007, Mr. Wallace surrendered all options that he received in conjunction with his grant of 121,212 options on August 20, 2004. The surrender of options resulted from his retirement on August 2, 2007.

Severance Plans

    Mr. Horton is entitled to receive severance benefits upon certain qualifying terminations of employment based on a provision in his employment agreement. This severance arrangement is intended to provide continuity of management in connection with a threatened or actual change in control transaction.  Mr. Horton is entitled to base salary for 24 months and bonus payments based on the bonus that would have been payable to the executive for the fiscal year in which the employment is terminated. He is also entitled to all benefits provided for in their employment agreements for 24 months.

Potential Payments Upon Termination

    The following table shows potential payments to our Chief Executive Officer for various scenarios involving termination which is covered by an Employment Agreement. We have assumed a termination date of December 31, 2007. These amounts are estimates only. The actual amounts to be paid out can only be determined at the time of such Named Executive Officer’s separation from us.

    Under the employment agreements, the Company may repurchase option shares held by the Named Executive Officer at the time of his termination. We have assumed that the repurchase cost at December 31, 2007 is $0 and all options would be cancelled.

Name	Executive Benefit Payments Upon Termination	Retirement ($)	Involuntary Not for Cause Termination ($)	For Cause Termination ($)	Involuntary or Good Reason Termination ($)	Death or Disability ($)
John Horton	Base Salary	—	1,275,240	—	1,275,240	—
	Bonus	—	—	—	—	—
	Benefits	—	31,134	—	31,134	—

Director Compensation

We reimburse members of the Board of Directors for any out-of-pocket expenses incurred by them in connection with services provided in such capacity. In addition, we compensate members of the Board of Directors who are not employees of Lazydays or BRS $25,000 per year for services provided in that capacity and an additional $7,500 if such Board member serves as the chairman of our audit committee or compensation committee. Board members are also paid $2,000 for meetings attended in person and $500 for meetings attended telephonically, and committee members are paid $1,000 per in person and $500 per telephonic meeting if a meeting occurs on a different day than a meeting of the full Board.

On October 7, 2005, the Company entered into a management fee agreement with Charles Macaluso. Services provided include management advisory, ongoing strategic planning, general corporate matters, organizing, implementing Board Of Directors' activities and related activities. Mr. Macaluso is compensated $10,000 per month.

In October 2006, the Company entered into a management fee agreement with Michael Salvati. Services provided include financial staff evaluation, assessing and interviewing candidates for the position of Chief Financial Officer, monthly review of financial statements and implementation assistance for the new enterprise resources management system. Mr. Salvati is compensated $2,000 per day as services are rendered.  In April 2007, Mr. Salvati was appointed as Interim Chief Financial Officer serving until September 2007.

In July 2007, the Company entered into a consulting agreement with Thomas Donnelly for certain consulting and advisory services.  Pursuant to the agreement, Mr. Donnelly receives an annual fee of $300,000.

The following table summarizes our Director compensation during the 2007 fiscal year:

Name	Board Fees Earned or Paid in Cash ($)	Management/ Consulting Fees ($)
Thomas Donnelly	46,000	125,000
Charles Macaluso	37,750	120,000
Thomas Millner	39,500	-
Michael Salvati	40,250	366,125

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

RV Acquisition's wholly owned subsidiary, LD Holdings, owns 100% of our common stock. The following table sets forth certain information with respect to the beneficial ownership of RV Acquisition’s common stock and Series A preferred stock as of December 31, 2007, by: (i) each person or entity who owns of record or beneficially 5% or more of any class of RV Acquisition’s voting securities; (ii) each of our named executive officers and Directors; and (iii) all of our Directors and named executive officers as a group. Except as otherwise indicated in the footnotes below, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated shares.  Except as noted below, the address for each of the Directors and named executive officers is 6130 Lazy Days Boulevard, Seffner, Florida 33584-2968.

Security Ownership Table

Number and % of Shares of RV Acquisition, Inc. (1)
	Series A Preferred Stock		Common Stock
	Shares	% Total	Shares	%Total
Greater than 5% Stockholders
Bruckmann, Rosser, Sherrill & Co. II, L.P.	35,534	57.4%	4,216,077	84.4%
126 East 56th Street
New York, NY 10022 (2)
Don Wallace	22,906	37.0%	531,915	10.6%
Named Executive Officers and Directors
John Horton	*	*	*	*
Randy Lay	—	—	—	—
Patrick Overby	*	*	*	*
Dominic Calabro	—	—	—	—
Steve Ratcliff	*	*	*	*
Charles Macaluso	*	*	*	*
Thomas Baldwin (2), (3)	—	—	—	—
Stephen Sherrill (2), (3)	—	—	—	—
Michael Salvati	*	*	*	*
Thomas Millner	*	*	*	*
Thomas Donnelly	*	*	*	*
Nicholas Sheppard	—	—	—	—
Executive Officers and Directors as a group	901	1.5%	114,332	2.3%

* Represents less than 1%.

1.
Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of closing of the offering are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. LD Holdings is a wholly-owned subsidiary of RV Acquisition and the Company is a wholly-owned subsidiary of LD Holdings.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Stock Purchase Agreement

Pursuant to the stock purchase agreement, RV Acquisition agreed to acquire all of LD Holdings’ outstanding common and preferred stock for a purchase price of $206.0 million (including repayments of certain indebtedness and subject to pre-closing working capital, tax benefit and cash adjustments). In connection with the acquisition, we repaid all of our existing indebtedness, which was equal to $59.0 million as of May 14, 2004, and paid approximately $11.1 million for certain transaction related fees and expenses. In connection with the acquisition, each holder of shares of our capital stock was entitled to receive a portion of the stock purchase consideration. The ESOP was terminated in connection with the acquisition. Immediately following the acquisition, RV Acquisition’s outstanding Common Stock was equal to approximately 89% owned by BRS LP, its affiliates and co-investors and the remainder was owned by existing members of management and existing stockholders. The stock purchase agreement contained customary provisions for such agreements, including representations and warranties with respect to the condition and operations of the business, covenants with respect to conduct of the business prior to and following the closing date of the stock purchase, and various closing conditions, including the execution of a non-compete agreement with Don Wallace, execution of an escrow agreement, the amendment to our existing floor plan credit facility, the closing of our new senior secured revolving credit facility, an amendment to our facility lease with I-4 (described below), the obtaining of financing and the continued accuracy of the representations and warranties. A portion of the consideration was deposited into escrow accounts, including $20.0 million of cash and $20.0 million of new Series A Preferred Stock of RV Acquisition (to be issued to certain existing stockholders of LD Holdings) to support indemnity obligations of the selling stockholders.

Stock Purchase Consideration

In connection with the transactions, Don Wallace received $22.9 million in Series A Preferred Stock, $0.5 million in Common Stock, $7.0 million of Restricted Old Notes and $3.4 million in cash with respect to the equity in LD Holdings owned by him. ESOP holders received a total of $24.6 million. Other existing shareholders of LD Holdings received $102.9 million.

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

Employment Agreements; Stock Option Plan

Upon closing of the transactions, we entered into new employment agreements with certain key employees. On August 20, 2004, we put in place a new stock option plan which will provide for issuances of common stock of RV Acquisition to certain key management employees, including the named executive officers. See “Item 11—Executive Compensation—Long-term incentive plans".

Management Services Agreement

In connection with the transactions, we entered into a management services agreement (the “Management Services Agreement”) with Bruckmann, Rosser, Sherrill & Co., LLC (“BRS LLC”), an affiliate of BRS. Under the terms of this agreement, BRS LLC provides:

▪	general management services;

▪	assistance with the negotiation and analysis of financial alternatives; and

▪	other services agreed upon by BRS LLC.

In exchange for these services, BRS LLC and Don Wallace will earn an annual fee equal to the greater of:

(1)	1.75% of our annual EBITDA (as defined in the indenture related to the notes); or

(2)	$500,000.

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

The holders of the Series A Preferred Stock will also be offered the right to purchase a pro rata share of any other preferred equity securities (or rights to acquire preferred equity securities, such as warrants, convertibles, etc.) to be offered by RV Acquisition to BRS LP or its affiliates on the same terms they are offered to such parties. BRS LP will also grant to the other holders of Series A Preferred Stock the right to participate (on a pro rata basis and on the same terms and conditions) in any sale of Series A Preferred Stock held by BRS LP to a third-party. The $20.0 million of new Series A Preferred Stock of RV Acquisition issued to the existing stockholders of Holdings will be held in escrow to support indemnity obligations of the selling stockholders. During the period that starts on the closing of the stock purchase agreement and ends two years following the filing of certain governmental filings relating to the ESOP with the Department of Labor, the sellers may not transfer certain of their shares of Series A Preferred Stock held by them other than pursuant to a one-year call arrangement between Don Wallace and one other seller or certain permitted transferees.

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

Private Placement of RV Acquisition Stock

On September 28, 2004, RV Acquisition and BRS LP consummated an offering of RV Acquisition Stock previously held by BRS LP and its affiliates to certain employees of Lazydays. As a result, 186,787 shares of RV Acquisition Common Stock and 1,489,228 shares of RV Acquisition Series A Preferred Stock were sold to such employees that participated in the private placement.

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

Facility Lease Agreement

The Company leases land and certain of its facilities from I-4 Land Holding Limited Company (“I-4”), a related entity controlled by Don Wallace under an operating lease arrangement which expires in December, 2022. The lease contains four (4) five-year renewal options upon expiration of the original lease term. The lease requires minimum monthly rental payments of $399,490 before abatements (subject to adjustments in 2008, 2013 and 2018 for increases in the CPI) and provides that the lessee pays all property taxes and insurance. Rent is recognized straight-line over the life of the lease resulting in deferred rent during the earlier years of the lease. The Company is responsible for maintenance costs and betterments on the facilities.

On October 12, 2006, the Company amended this lease agreement with I-4.  The lease was amended to modify the purchase option from $42 million (subject to CPI increases) through May 14, 2011 to a fair market value purchase option, as defined, through January 15, 2023 and to permit I-4 to purchase certain of the Company's buildings located on land leased by the Company from I-4 as part of an asset purchase agreement, as well as reduce rents owed by the Company to I-4 by an aggregate of $2.7 million during 2006, 2007 and 2008. The amended lease agreement also gives the Company a right to purchase certain adjacent land currently rented by a third party.  Finally, the amended lease agreement and asset purchase agreement provided the Company with $11.6 million of cash, preserved its business use of all the leased real property and significantly reduced the Company's future lease obligation without increasing the existing lease term.

Consignment Sales Agreement

We hold new vehicles under a consignment arrangement with I-4 for up to 180 days. During the term of the agreement, we have purchased all inventories that have been held under consignment. The total consigned inventory, which is not included in our balance sheets, approximated $11.0 million and $14.3 million at December 31, 2007 and December 31, 2006, respectively. Total consigned inventory purchased by us has totaled approximately $119 million and $107 million for the years ended December 31, 2007 and December 31, 2006, respectively. This consignment arrangement, as amended October 12, 2006, requires the Company to pay consideration for the consignment of such units.  Required payments began October 2007 and are based on U.S. Treasury rates times the average value of units on hand, as defined.  These payments aggregated $72,724 in 2007.  Subsequent to year end, the Company purchased all units under the consignment arrangement in conjunction with the exercise of the option to increase the aggregate commitment on the amended floor plan credit facility.

Purchase of Restricted Notes; Exchange Offer

Don Wallace purchased $15.0 million in aggregate principal amount of restricted notes in connection with the offering of our senior notes due 2012, of which $7.0 million in consideration was comprised of equity in Holdings and the remainder was purchased for cash. Because Mr. Wallace is an affiliate, the restricted notes held by him were not eligible to be exchanged in connection with our exchange offer. In connection with our exchange offer consummated in December 2004, $137 million in aggregate principal amount of outstanding privately placed senior notes were exchanged for public notes.

Review, Approval or Ratification of Related Person Transactions.  Our Audit Committee is responsible for the review, approal or ratification of "related-person transactions: between us and related persons.  "Related person" refers to a person or entity who is, or at any point since the beginning of the last fiscal year was, a director, officer, nominee for director, or 5% stockholder of us and their immediate family members.  Our Audit Committee does not have a written policy regarding the approval of related-person transactions.  The Audit Committee applies its review procedures as a part of its standard operating procedures.  In the course of its review and approval or ratification of a related-person transaction, the Audit Committee considers:

▪  the nature of the related-person's interest in the transaction;
▪  the material terms of the transaction, including the amoutn involved and type of transaction;
▪  the importance of the transaction to the related person and to us;
▪  whether the transaction woudl impair the judgment of a director or executive officer to act in our best interest; and
▪  any other matters the Audit Committee deems appropriate.

    Any member of the Audit Committee who is a related person with respect to a transaction under review may not participate in the deliberations or vote on the approval or ratification of the transaction.  However, such a Director may be counted in determining the presence of a quorum at a mneeting of the Audit Committee at which the transaction is considered.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for services provided to the Company by Crowe Chizek and Company LLC for 2007 and 2006 (dollars in thousands).

	2007	2006
Audit Fees (a)	$296	$280
Audit-Related Fees (b)	—	69
Tax Fees (c)	34	37
All Other Fees	—	—

Total	$330	$386

(a)
Fees for professional services provided for the audit of the Company’s annual financial statements as well as preissuance reviews of Lazydays’ quarterly reports on Form 10-Q, accounting consultations on matters addressed during the audit or interim reviews, and SEC filings.

(b)	Fees for professional services which principally include consultations relative to SEC filings and the Company’s real estate lease transaction.
(c)	Fees for professional services for tax related advice and compliance.

    Our Audit Committee considered the non-audit services provided by Crowe Chizek and Company LLC and determined that the provision of such services was compatible with maintaining Crowe Chizek and Company LLC's independence.  Our Audit Committee also adopted a policy prohibiting the Company from hiring Crowe chizek and Company LLC's independence.  Our Audit Committee also adopted a policy prohibiting the Company from hiring Crowe Chizek and Company LLC's personnel at the manager or partner level, who have been directly involved in performing auditing procedures or providing accounting advice to us, in any role in which such person would be in a position to influence the contents of our financial statements.

    Our Audit Committee is responsible for appointing our independent auditor and approving the terms of the independent auditor's services.  Our Audit Committee has established a policy for the pre-approval of all audit and permissible non-audit services to be provided by the independent auditor.

    All services performed by the independent auditor in 2007 were pre-approved in accordance with the preapproval policy and procedures adopted by the Audit Committee.  The policy requires that prior to the beginning of each fiscal year, a description of the services anticipated to be performed by the independent auditor in the ensuing fiscal year be presented to the Audit Committee for approval.

PART IV

ITEM	15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements:

See Part II, Item 8. Financial Statements and Supplementary Data for an index of the Company’s financial statements.

(2) The following financial statement schedule is included in Item 8, “Financial Statements and Supplementary Data”

Schedule II - Valuation and Qualifying Accounts.

(3) Exhibits required by Item 601 of Regulation S-K.

   See attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Lazy Days’ R.V. Center, Inc. has duly caused this report to be signed on its behalf by the undersigned.

Lazy Days' R.V. Center, Inc.

Date: March 31, 2008	By:	/s/ John Horton
John Horton
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Lazy Days’ R.V. Center, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Horton	Chief Executive Officer	March 31, 2008
John Horton

/s/ Randy Lay	Chief Financial Officer	March 31, 2008
Randy Lay

/s/ Thomas Donnelly	Chairman	March 31, 2008
Thomas Donnelly

/s/ Charles Macaluso	Director	March 31, 2008
Charles Macaluso

/s/ Stephen Sherrill	Director	March 31, 2008
Stephen Sherrill

/s/ Thomas Baldwin	Director	March 31, 2008
Thomas Baldwin

/s/ Michael Salvati	Director	March 31, 2008
Michael Salvati

/s/ Thomas Millner	Director	March 31, 2008
Thomas Millner

/s/ Nicholas Sheppard	Director	March 31, 2008
Nicholas Sheppard

 EXHIBIT INDEX

No.	Exhibit Index
2.1
Stock Purchase Agreement by and between Lazydays, LD Holdings, Inc., the Employee Stock Ownership Plan and Trust for the Employees of Lazydays, certain other stockholders of LD Holdings, Inc. and RV Acquisition Inc., dated as of April 27, 2004.*

2.2
Disclosure Schedules to the Stock Purchase Agreement by and between Lazydays, LD Holdings, Inc., the Employee Stock Ownership Plan and Trust for the Employees of Lazydays, certain other stockholders of LD Holdings, Inc. and RV Acquisition Inc., dated as of May 14, 2004.*

3.1	Amended and Restated Articles of Incorporation of Lazydays, dated as of August 6, 2002.*

3.2	Amended and Restated By-laws of Lazydays, dated as of August 6, 2002.*

4.1	Indenture by and between Lazydays, a Florida corporation, and The Bank of New York, a New York banking corporation, dated as of May 14, 2004.*

4.2	Registration Rights Agreement by and among Lazydays, Deutsche Bank Securities Inc., Jefferies & Company, Inc. and Wells Fargo Securities, LLC, dated as of May 14, 2004.*

4.3	Purchase Agreement by and among Lazydays, Deutsche Bank Securities Inc., Jefferies & Company, Inc. and Wells Fargo Securities, LLC, dated as of May 12, 2004.*

10.1
Agreement Among Sellers by and among LD Holdings Inc., Lazydays, the Employee Stock Ownership Plan and Trust for the Employees of Lazydays, the Sellers signatories thereto, and Oakridge Consulting, dated as of April 27, 2004.*

10.2
Contribution Agreement by and among Donald W. Wallace, Alliance Holdings, Inc., PPM America Special Investments Fund, L.P., Lion Connecticut Holdings, Inc., (as successor by merger to Reliastar Financial Corp.), PPM America Special Investments CBO II, L.P., PB Capital Corporation, The Provident Bank, RV Acquisition Inc., and Bruckmann, Rosser, Sherrill & Co. II, L.P., dated as of May 14, 2004.*

10.3	Employment Agreement by and among Lazydays, RV Acquisition Inc., John Horton, and Bruckmann, Rosser, Sherrill & Co. II, L.P., dated as of May 14, 2004.*(1)

10.4	Employment Agreement by and among Lazydays, RV Acquisition Inc., Charles L. Thibault, and Bruckmann, Rosser, Sherrill & Co. II, L.P., dated as of May 14, 2004.*(1)

10.5	Employment Agreement by and among Lazydays, RV Acquisition Inc., Donald W. Wallace, and Bruckmann, Rosser, Sherrill & Co. II, L.P., dated as of May 14, 2004.*(1)

10.6
Termination Agreement by and among Lazydays, LD Holdings, Inc., LDRV Holdings Corp., Alliance Holdings, Inc., Donald W. Wallace, PPM America Special Investments Fund, L.P., PPM America Special Investments CBO II, L.P., Lion Connecticut Holdings, Inc., (as successor by merger to Reliastar Financial Corp.), PB Capital Corporation, The Provident Bank, and James L. Farnsworth (not in his individual capacity, but solely as trustee of the Employee Stock Ownership Plan and Trust for the employees of Lazydays as directed by Consulting Fiduciaries, Inc.), dated as of May 14, 2004.*

10.7
Escrow Agreement by and among Alliance Holdings, Inc., PPM America Special Investments Fund, L.P., Lion Connecticut Holdings, Inc., (as successor by merger to Reliastar Financial Corp.), PPM America Special Investments CBO II, L.P., PB Capital Corporation, The Provident Bank, RV Acquisition Inc., Donald W. Wallace, Oakridge Consulting, Inc. (acting hereunder through Michael Salvati, not individually, but solely as agent for the Sellers), RV Acquisition Inc. and Wells Fargo Bank, National Association (as escrow agent), dated as of May 14, 2004.*

10.8	Redemption Agreement by and among LD Holdings, Inc. and Lazydays, dated as of May 14, 2004.*

10.9	Management Agreement by and among Bruckmann, Rosser, Sherrill & Co., L.L.C., RV Acquisition Inc., LD Holdings, Inc., and Lazydays, dated as of May 14, 2004.*

10.10	Non-compete and Covenant Agreement by and among Lazydays, RV Acquisition Inc., Donald W. Wallace, and Bruckmann, Rosser, Sherrill & Co. II, L.P., dated as of May 14, 2004.*(1)

10.11	Registration Rights Agreement by and among RV Acquisition Inc., Bruckmann, Rosser, Sherrill & Co. II, L.P., Donald W. Wallace, and each of the executives of Lazydays who executes a joinder to the Agreement on or after the date thereof, dated as of May 14, 2004.*

10.12	Stockholders Agreement by and among RV Acquisition Inc., Bruckmann, Rosser, Sherrill & Co. II, L.P., Donald W. Wallace, each of the executives of Lazydays who executes a joinder to the Agreement on or after the date thereof, and Alliance Holdings, Inc., dated as of May 14, 2004.*

10.13	Wallace Contribution Agreement by and among Donald W. Wallace, RV Acquisition Inc., and Bruckmann, Rosser, Sherrill & Co. II, L.P., dated as of May 14, 2004.*

10.14	Wallace Note Agreement by and among Donald W. Wallace and Lazydays, dated as of May 14, 2004.*

10.15
Second Amended and Restated Floor Plan Credit Agreement by and among Lazydays, Bank of America, N.A. (successor by merger to Banc of America Specialty Finance, Inc.), and KeyBank National Association (a national banking association), amended and restated as of May 14, 2004.*

10.16
Second Amended and Restated Floor Plan Security Agreement by and among Lazydays and Bank of America, N.A. (successor by merger to Banc of America Specialty Finance, Inc.), amended and restated as of May 14, 2004.*

10.17	Ground Lease by and between I-4 Land Holding Limited Company and Lazydays, dated as of July 1999.*

10.18	First Amendment to Lease by and between I-4 Land Holding Limited Company and Lazydays, dated as of May 14, 2004.*

10.19	Loan and Security Agreement by and between Lazydays and Wells Fargo Foothill, Inc., dated as of May 14, 2004.*

10.20	Collateral Assignment of Stock Purchase Agreement by and between RV Acquisition Inc. and Wells Fargo Foothill, Inc., dated as of May 14, 2004.*

10.21	Pledge and Security Agreement by and among Lazydays, LD Holdings, Inc. and Wells Fargo Foothill, Inc., dated as of May 14, 2004.*

10.22	Exclusive Consignment Contract for Sale of Recreational Vehicles by and between I-4 Land Holding Limited Company and Lazydays, dated as of December 29, 2001.*

10.23	RV Acquisition Inc. 2004 Stock Option Plan, as adopted on August 20, 2004. **(1)

10.24	Form of Non-Qualified Stock Option Agreement.**(1)

10.25	Form of Subscription Agreement.**(1)

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

10.27
Collateral Assignment of Leases, dated as of October 28, 2004, by and between Lazy Days’ R.V. Center, Inc., a Florida corporation, and Bank of America, N.A. (as successor by merger to Banc of America Specialty Finance, Inc.), as collateral agent (together with its successors in trust under the Second Amended and Restated Floor Plan Collateral Agency Agreement originally dated as of July 15, 1999, as amended and restated as of July 31, 2002, and as amended and restated as of May 14, 2004.*

10.28
Amendment No. 3 to Second Amended and Restated Floor Plan Credit Agreement dated as of January 17, 2006, by Lazy Days’ R.V. Center, Inc., a Florida corporation, Bank of America, N.A. (successor by merger to Banc of America Specialty Finance, Inc.), as Administrative Agent and as Collateral Agent and Keybank National Association, as Lenders, filed as Exhibit 10.28 to Form 8-K dated January 17, 2005 and hereby incorporated by reference herein.

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

10.37
Non-qualified stock option agreement, dated as of December 28, 2006, between RV Acquisition Inc., a Delaware corporation (the “Company”), and John Horton (the “Optionee”), filed as Exhibit 10.3 to Form 8-K dated January 3, 2007.

10.38
Third Amended and Restated Credit Agreement, originally dated as of July 15, 1999, and as amended and restated as of July 31, 2002, May 14, 2004*, and February 22, 2007, by Lazy Days’ R.V. Center, Inc., a Florida corporation (the “Company”), Bank of America, N.A. (successor by merger to Banc of America Specialty Finance, Inc.), as Administrative Agent and as Collateral Agent, and Bank of America, N.A. (successor by merger to Banc of America Specialty Finance, Inc.) and Key Bank National Association (a national banking association), as Lenders, filed as Exhibit 10.30 to Form 8-K dated February 27, 2007.

10.39	Retirement Agreement with Donald W. Wallace, dated February 7, 2007.

10.40	Mutual Release and Non-disparagement Agreement by Lazy Days R.V. Center, Inc., a Florida corporation, LD Holdings Inc., RV Acquisition Inc. and Donald W. Wallace, effective February 7, 2007.

10.41	Consulting Agreement with Michael Salvati, dated October 5, 2006.

10.42	Consulting Agreement with Thomas A Donnelly, dated July 26, 2007.

10.43	Compensation Agreement with Randy Lay, Chief Financial Officer, dated September 1, 2007.

10.44
Amendment No. 1 to Third Amended and Restated Credit Agreement, originally dated as of July 15, 1999, and as amended and restated as of July 31, 2002, May 14, 2004*, and February 22, 2007, by Lazy Days’ R.V. Center, Inc., a Florida corporation, Bank of America, N.A. (successor by merger to Banc of America Specialty Finance, Inc.), as Administrative Agent and as Collateral Agent, and Bank of America, N.A. (successor by merger to Banc of America Specialty Finance, Inc.) and Key Bank National Association, as Lenders, dated January 14, 2008.

21.1	Subsidiaries of Lazy Days’ R.V. Center, Inc. ***

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Cerfitication of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Previously filed with Form S-4 on August 12, 2004.
**Previously filed with Form S-4/A on October 29, 2004 and hereby incorporated by reference herein.
***Previously filed with Form 10-K dated March 31, 2005 and hereby incorporated by reference herein.
(1)Compensatory plan or arrangement or management contract as defined in Rule 601 of Regulation S-K.