Form 10-Q
period 2008-03-31
Lazy Days R.V. Center, Inc.
filed 2008-05-15
CIK 1296937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐  Accelerated Filer ☐    Non-accelerated filer  ☒     Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 15, 2008, the registrant had 100 shares of common stock outstanding.

- i -

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Lazy Days’ R.V. Center, Inc., a wholly owned subsidiary of LD Holdings, Inc.
Balance Sheets
ASSETS	March 31, 2008	December 31, 2007
Current assets	(Unaudited)
Cash	$4,787,491	$8,908,837
Receivables, net of allowance for doubtful accounts of $861,779 in 2008 and $788,785 in 2007	17,637,051	16,485,641
Refundable income taxes	-	996,086
Inventories	102,860,416	94,459,531
Prepaid expenses and other	3,654,211	3,450,261
Total current assets	128,939,169	124,300,356

Property and equipment, net	33,389,998	34,048,842
Loan and other costs, net	3,716,145	3,913,244
Goodwill	104,865,672	104,865,672
Intangible assets, net	72,863,437	73,324,955
Other assets	112,390	130,470
Total assets	$343,886,811	$340,583,539

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Floor plan notes payable	$60,572,737	$59,697,840
Accounts payable and accrued expenses	14,061,007	20,094,820
Accrued interest	6,432,069	2,414,717
Reserve for chargebacks	1,201,000	1,179,000
Customer deposits	2,227,664	2,506,053
Income taxes payable	1,470,755	-
Deferred income taxes	2,013,228	2,013,228
Total current liabilities	87,978,460	87,905,658

Long-term debt	138,638,400	138,585,577
Reserve for chargebacks	952,000	998,000
Deferred rent	14,041,622	14,078,420
Deferred income taxes	27,508,303	27,784,162
Other	72,316	20,186
Total liabilities	269,191,101	296,372,003

Stockholder’s equity
Common stock, $.01 par value: 1,000 shares authorized and 100 shares
issued and outstanding	1	1
Paid-in capital	67,000,000	67,000,000
Retained earnings	7,695,709	4,211,535
Total stockholder’s equity	74,695,710	71,211,536

Total liabilities and stockholder’s equity	$343,886,811	$340,583,539

See accompanying notes to financial statements.

Lazy Days’ R.V. Center, Inc., a wholly owned subsidiary of LD Holdings, Inc.
Statements of Income (Unaudited)

	Three Months Ended
	March 31, 2008	March 31, 2007

Revenues
New vehicle	$128,177,241	$142,486,314
Pre-owned vehicle	82,036,315	84,670,024
Parts, service and other	6,080,381	6,001,045
Finance and insurance	6,876,203	6,869,454
RallyPark	803,448	813,231
Other	168,301	145,092

Total revenues	224,141,889	240,985,160

Cost of revenues
New vehicle	115,101,158	128,716,203
Pre-owned vehicle	71,743,408	74,757,563
Parts, service and other	4,081,145	4,063,763

Total cost of revenues	190,925,711	207,537,529

Gross profit	33,216,178	33,447,631

Selling, general and administrative expenses	22,492,978	23,327,777

Income before interest expense and income taxes	10,723,200	10,119,854

Interest expense	5,048,044	5,385,253

Income before income taxes	5,675,156	4,734,601

Income tax expense	2,190,982	1,835,640

Net income	$3,484,174	$2,898,961

See accompanying notes to financial statements.

Lazy Days’ R.V. Center, Inc., a wholly owned subsidiary of LD Holdings, Inc.
Statements of Cash Flows (Unaudited)
	Three Months Ended
	March 31, 2008	March 31, 2007
Cash flows from operating activities
Net income	$3,484,174	$2,898,961
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation of property and equipment	883,920	974,622
Depreciation of rental vehicle inventory	-	2,653
Amortization of intangible costs	461,518	513,303
Amortization and write-off of loan and other costs	197,099	267,676
Amortization of discount on long-term debt	52,823	56,136
Loss on sale of property and equipment	-	2,198
Provision for doubtful accounts	9,431	-
Deferred income taxes	(275,859)	(275,859)
Change in assets and liabilities
Receivables	(1,160,841)	(9,744,695)
Refundable income taxes	996,086	377,633
Inventories	(8,400,885)	8,372,050
Prepaid expenses and other	(203,950)	16,442
Other assets	18,080	6,569
Accounts payable, accrued interest, other accrued expenses	(2,242,720)	9,534,668
and customer deposits
Income taxes payable	1,470,755	1,710,776
Reserve for chargebacks	(24,000)	78,000
Deferred rent	(36,798)	(41,855)

Net cash (used in) provided by operating activities	(4,771,167)	14,749,278

Cash flows from investing activities
Proceeds from sale of property and equipment	-	500
Purchases of property and equipment	(225,076)	(187,549)

Net cash used in investing activities	(225,076)	(187,049)

Cash flows from financing activities
Net payments (borrowings) under floor plan	874,897	(13,387,460)
Loan and other costs	-	(122,252)

Net cash used in (provided by) financing activities	874,897	(13,509,712)

Net change in cash	(4,121,346)	1,052,517

Cash at beginning of period	8,908,837	3,253,637

Cash at end of period	$4,787,491	$4,306,154

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,030,692	$1,305,476
Cash paid during the period for income taxes	-	-

See accompanying notes to financial statements.

Lazy Days’ R.V. Center, Inc., a wholly owned subsidiary of LD Holdings, Inc.
Notes to Financial Statements

NOTE 1 - BASIS OF PRESENTATION AND OPINION OF MANAGEMENT

The accompanying unaudited interim financial statements include the accounts of Lazy Days’ R.V. Center, Inc. (the “Company” or “Lazydays”), a wholly owned subsidiary of LD Holdings, Inc. (“LD Holdings”), a non-operating holding company, and have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all of the information and financial statement disclosures necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on stockholder’s equity or net income as previously reported.  In the opinion of management, the information furnished herein includes all adjustments necessary to reflect a fair statement of the interim periods reported. All adjustments are of a normal and recurring nature. Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. The December 31, 2007 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim financial statements and the related notes should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

NOTE 2 - RECEIVABLES

Receivables consist of the following:
	March 31, 2008	December 31, 2007
Contracts in transit and vehicle receivables	$10,249,730	$10,977,162
Manufacturer receivables	7,204,577	5,030,992
Finance and other receivables	1,044,523	1,266,272
	18,498,830	17,274,426
Less: Allowance for doubtful accounts	861,779	788,785

	$17,637,051	$16,485,641

Contracts in transit represent receivables from financial institutions for the portion of the vehicle sales price financed by the Company’s customers through financing sources arranged by the Company. Manufacturer receivables are due from the manufacturers for incentives, holdbacks and other programs.

NOTE 3 - INVENTORIES

Inventories consist of the following:
	March 31, 2008	December 31, 2007
New recreational vehicles	$67,944,850	$64,850,732
Pre-owned recreational vehicles	38,883,306	33,167,420
Parts, accessories and other	2,068,004	1,749,726
	108,896,160	99,767,878
Less: LIFO reserve	6,035,744	5,308,347

	$102,860,416	$94,459,531

Lazy Days’ R.V. Center, Inc., a wholly owned subsidiary of LD Holdings, Inc.
Notes to Financial Statements

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill totaling $104,865,672 at March 31, 2008 and December 31, 2007, represents the excess of costs over fair value of net assets of an acquired business. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite life are not amortized, but instead tested for impairment at least annually. At December 31, 2007, management determined there was no impairment of goodwill. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives, addressed annually and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

Intangible assets and the related accumulated amortization are summarized as follows:

	March 31, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Manufacturer relationships	$26,700,000	$2,586,563	$26,700,000	$2,419,688
Non-compete agreement	9,000,000	6,250,000	9,000,000	5,955,357
Customer database	3,600,000	3,600,000	3,600,000	3,600,000

	39,300,000	12,436,563	39,300,000	11,975,045

Unamortizable intangible assets:
Trade names and trademarks	46,000,000	–	46,000,000	–

	$85,300,000	$12,436,563	$85,300,000	$11,975,045

Amortizable intangible assets are being amortized using the straight-line method over 40 years for manufacturer relationships, six years for the non-compete agreement and one year for the customer database. The weighted-average amortization period for all amortizable intangible assets acquired in 2004 is 28.7 years. Trade names and trademarks are considered to have indefinite useful lives and are not being amortized.

Amortization expense for intangible assets for the three month period ended March 31, 2008 was $461,518 compared to $513,303 for the three-month period ended March 31, 2007. Estimated amortization expense for the nine-month period ending December 31, 2008 and for each of the subsequent five years ending December 31 is: 2008 (nine-months) - $1,384,554, 2009 - $1,846,072, 2010 - $1,355,000, 2011 - $667,500, 2012 - $667,500, 2013 - $667,500.

Lazy Days’ R.V. Center, Inc., a wholly owned subsidiary of LD Holdings, Inc.
Notes to Financial Statements

NOTE 5 - FLOOR PLAN NOTES PAYABLE

The Company maintains floor plan financing agreements with two financial institutions, collateralized by new and pre-owned recreational vehicles aggregating up to $100,000,000. The entire facility may be used to finance new vehicle inventory but only up to $26,000,000 may be used to finance pre-owned vehicle inventory. On October 28, 2004, the agreements were amended further to permit the Company to use floor plan credit to finance new vehicle inventory to be leased by the Company (“rental vehicle inventory”).  The financial institutions collateralize all vehicles purchased under these agreements and all receivables generated from the sale of these vehicles. The interest rate charged (4.62% and 6.97% at March 31, 2008 and 2007, respectively) is based on the prime rate or LIBOR. Principal is due upon the sale of the respective vehicle.

Effective February 22, 2007, the Company amended the floor plan financing agreements extending the terms through February 22, 2011 and obtained an option to increase the aggregate floor plan commitments to $100,000,000 from $85,000,000, which was exercised on January 14, 2008.  Effective April 15, 2008, the Company amended the floor plan financing agreements which modified the change date in which the Company designates its desire to apply the adjusted LIBOR rate on all floor plan advances and amended the minimum requirements for the current ratio and coverage ratio test.

The floor plan credit facility also includes a revolving credit facility.  The revolver provides for borrowings up to $15,000,000.  There were no outstanding advances under the revolver at March 31, 2008.  Borrowings under the revolver are collateralized by substantially all of the Company’s assets.  Interest on outstanding advances is payable monthly and is based on the prime rate or LIBOR (4.62% at March 31, 2008).  The Company is eligible to borrow under this revolving credit facility when its interest coverage ratio, as defined, exceeds 1.40 and the Company’s trailing twelve month net income, as defined, exceeds $500,000.  As of March 31, 2008, the Company was not eligible to borrow under this facility.

The Company’s floor plan notes payable are subject to certain financial and restrictive covenants including debt service coverage ratio; current ratio; and limitations on lease rentals, certain executive compensation, capital expenditures, accounts payable, additional debt, liens, dividends, distributions, certain restricted investments, and certain other corporate activities, all as defined in the credit agreement. The Company was in compliance with all covenants at March 31, 2008.

Interest expense on the floor plan notes payable was $915,348 for the three-month period ended March 31, 2008 compared to $1,189,867 for the three-month period ended March 31, 2007.

NOTE 6 - LONG-TERM DEBT

On May 14, 2004, the Company issued $152 million of unsecured, senior notes (the “Senior Notes”) through a private placement exempt from the registration requirements of the 1933 Securities Act. Subsequently, on December 6, 2004, the Company successfully completed the exchange of $137 million of its Senior Notes. The remaining Senior Notes totaling $15 million were not eligible for exchange. The Senior Notes mature May 15, 2012 and bear interest at an annual rate of 11.75% payable each November 15 and May 15, to the registered holders at the close of business on November 1 and May 1 immediately preceding the interest payment date.   The outstanding balance of unsecured Senior Notes at March 31, 2008 was $138,638,400, net of unearned discount of $915,600.  Interest expense on the Senior Notes for the three-month period ended March 31, 2008 was $4,132,696 compared to $4,195,386 for the three-month period ended March 31, 2007.

The Senior Notes rank pari passu with the Company’s existing and future senior debt. The Senior Notes are effectively subordinated to the Revolver and amended floor plan credit facility to the extent of the assets collateralizing such debt.

The Company has the option to redeem the Senior Notes at any time at a defined premium plus accrued and unpaid interest to the date of redemption.

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

The Company had outstanding letters of credit amounting to $225,000 at March 31, 2008.  Effective April 1, 2008, outstanding letters of credit were increased to $275,000.  Interest on outstanding advances is payable monthly and is based on the prime rate (6.0% at March 31, 2008).  Borrowings are collateralized by substantially all of the Company’s assets.

Lazy Days’ R.V. Center, Inc., a wholly owned subsidiary of LD Holdings, Inc.
Notes to Financial Statements

NOTE 7 - LD HOLDINGS AND RV ACQUISITION

The balance sheets of LD Holdings, a wholly owned subsidiary of RV Acquisition, consisted of the following:

	March 31, 2008	December 31, 2007
ASSETS
Investment in and equity in earnings of Lazydays	$74,695,710	$71,211,536

STOCKHOLDER’S EQUITY
Common stock, Class A	$1	$1
Paid-in capital	67,000,000	67,000,000
Retained earnings	7,695,709	4,211,535

Total stockholder’s equity	$74,695,710	$71,211,536

The balance sheets of RV Acquisition consisted of the following:

	March 31, 2008	December 31, 2007
ASSETS
Investment in and equity in earnings of LD Holdings	$74,695,710	$71,211,536

LIABILITIES
Due to Lazy Days' R.V. Center, Inc.	$51,372	$51,372

STOCKHOLDERS’ EQUITY
Preferred stock, Series A, including accrued dividends of $42,664,867 in 2008
and $39,358,660 in 2007.	104,664,867	101,358,660
Common stock, $.01 par value	49,947	49,947
Paid-in capital	4,941,771	4,941,771
Accumulated deficit	(35,012,247)	(35,190,214)

Total stockholders’ equity	74,644,338	71,160,164

Total liabilities and stockholders’ equity	$74,695,710	$71,211,536

Lazy Days’ R.V. Center, Inc., a wholly owned subsidiary of LD Holdings, Inc.
Notes to Financial Statements

NOTE 8 - EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS ON THE FINANCIAL STATEMENTS

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.”  This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The standard is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FASB Staff Position ("FSP") No. FAS 157-2, “Effective Date of FASB Statement No. 157.”  This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  There was no impact upon adoption.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  The new standard was effective for the Company on January 1, 2008.  The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion regarding Lazy Days' R.V. Center, Inc.'s financial condition and results of operations should be read in conjunction with our financial statements and the notes to those statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.  Unless stated otherwise, the information provided in this section relates to Lazy Days' R.V. Center, Inc. only and not to its parent, LD Holdings.  This report contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from those indicated in forward-looking statements.

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

Overview

We are the world’s largest single-site dealer of recreational vehicles (“RVs”) with the industry’s broadest selection of new and previously-owned RVs. We are a primary point of distribution for eight of the leading manufacturers in the recreational vehicle retail industry, an industry with sales of approximately $15 billion in new, and $14 billion in pre-owned RV vehicles annually. Located on a 126-acre site outside of Tampa, Florida, we are widely recognized in the RV community as the premier destination for RV enthusiasts, attracting over 250,000 visitors each year to our RV dealership, and approximately 1.3 million visitors per year to our facility
(including visitors to additional attractions that appeal to RV owners located adjacent to our site, namely Camping World, Cracker Barrel and Flying J Travel Plaza).

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

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007 (Unaudited)

Revenues. Revenues decreased from $241.0 million in the three months ended March 31, 2007 to $224.1 million in the comparable period in 2008.   Vehicle revenue decreased $16.9 million while finance and insurance income and parts and service remained consistent.  Total new retail units sold decreased 77 units from the comparable period in 2007.  Total pre-owned units sold decreased 72 units from the comparable period in 2007.  Despite the decline in total units sold, finance and insurance income remained relatively flat due to improved average income per unit financed.

New Unit Sales. Sales of new vehicles were $128.2 million in the three months ended March 31, 2008 compared to $142.5 million for the comparable period in 2007.  New vehicle unit sales decreased from 1,004 units for the first quarter of 2007 to 927 units in 2008.  This was due to a decrease in sales of Class A units, while Class C and towables increased.  New unit sales by class for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 are summarized as follows:

	Three Months Ended
	March 31, 2008	March 31, 2007
Class A – Diesel	381	434
Class A – Gas	138	199
Class C	110	96

Total Motorized	629	729

Fifth Wheel	193	170
Travel Trailer	105	105

Total Towable	298	275

Total New Units	927	1,004

Pre-Owned Unit Sales. Sales of pre-owned vehicles for the first quarter of 2008 were $82.0 million compared to $84.7 million for the first quarter of 2007.  Pre-owned vehicle unit sales decreased from 1,120 units for the first quarter of 2007 to 1,048 units in 2008 due to a lower demand of Class A units partially offset by an increase in Class C units.  Pre-owned unit sales by class in the three months ended March 31, 2008 compared to the three months ended March 31, 2007 are summarized as follows:

	Three Months Ended
	March 31, 2008	March 31, 2007
Class A – Diesel	359	378
Class A – Gas	219	273
Class C	138	124
Total Motorized	716	775

Fifth Wheel	118	126
Travel Trailer	92	115
Other	122	104
Total Towable	332	345

Total Pre-Owned Units	1,048	1,120

Parts, Service and Other Revenues. Parts, service and other revenues for the first quarter of 2008 were $6.1 million compared to $6.0 million for the comparable period in 2007.  The increase is attributable to increased warranty related service revenue offset somewhat by lower unit volume.

Finance and Insurance Related Revenues. Finance, insurance and extended warranty related revenues remained flat at $6.9 million in the three months ended March 31, 2008 compared to the three months ended March 31, 2007 due to lower volume offset by improved average income per unit financed.

Gross Profit. Gross profit consists of gross revenues less our cost of sales and services. Gross profit in the three months ended March 31, 2008 was $33.2 million compared with the three months ended March 31, 2007 at $33.4 million.  Gross profit margin increased from 13.9% in the three months ended March 31, 2007 to 14.8% in the comparable period in 2008.  The $0.2 million decrease in gross profit was primarily due to a $0.7 million decrease in new vehicle margin offset by a $0.4 million increase in pre-owned margin and a $0.1 million increase in finance and insurance margin. New vehicle margin in 2008 was negatively impacted by a non-cash LIFO inventory adjustment representing $0.2 million of the variance quarter over quarter and lower new motorized sales volume, which also resulted in lower manufacturer holdbacks and incentive income of approximately $0.9 million.  Pre-owned margin increased due to an overall higher average margin offsetting the lower volume experienced. Finance and insurance increased $0.1 million as increased warranty income and improved average margins per unit financed more than offset the lower volume experienced.  The increase in gross profit margin resulted from the noted improvement in finance and insurance average margins as well as improved average margins in new and pre-owned unit sales.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses, including depreciation and amortization, decreased from $23.3 million the three months ended March 31, 2007 to $22.5 million in the comparable period in 2008. Historically, salary, commissions and benefits have comprised the majority of our total selling, general and administrative expenses and exceeded 60% of selling, general and administrative expenses in the three months ended March 31, 2008.

Income from operations. Income from operations represents our gross profit, less selling, general and administrative expenses including depreciation and amortization. Income from operations increased from $10.1 million in the three months ended March 31, 2007 to $10.7 million in the comparable period in 2008.  This increase was due to decreased selling, general and administrative expenses offsetting the decline in gross profit.

Interest Expense—Floor Plan Credit Facility and Senior Notes. Interest expense on our Floor Plan Credit Facility was $1.2 million in the three months ended March 31, 2007 and $0.9 million in the comparable period in 2008.  Interest on the Floor Plan Credit Facility decreased primarily due to a decrease in short-term borrowing rates.  Interest expense on our Senior Notes was $4.1 million in the three months ended March 31, 2008 and $4.2 million in the comparable period in 2007.

Income Tax Expense. Income tax expense increased from $1.8 million in the three months ended March 31, 2007 to $2.2 million for the comparable period in 2008.  This increase was primarily attributable to increased income before income tax of $5.7 million during the three-month period ended March 31, 2008 compared to income before income tax of $4.7 million during the first quarter of 2007.

Liquidity and Capital Resources

Liquidity. Historically, we have satisfied our liquidity needs through cash from operations and various borrowing arrangements.   Principal liquidity needs have included the acquisition of inventory, salary and sales commissions, debt service requirements and other capital expenditures necessary to maintain our facility.  Our cash requirements consist principally of scheduled payments of principal and interest on outstanding indebtedness (including indebtedness under our floor plan credit facility), capital expenditures, salary and sales commissions and lease expenses.  Based upon our current level of operations, we believe that our cash flow from operations, available cash and available borrowing under our floor plan credit facility will be adequate to meet our future liquidity needs for the next several years.

Operating Activities. Net cash used in operating activities during the three months ended March 31, 2008 was equal to $4.8 million, compared to net cashed provided by operating activities of $14.7 million during the comparable period in 2007. This decrease in net cash provided by operating activities for 2008 was primarily the result of an increase in inventories (due to the purchase of essentially all the Company’s consigned inventory) and a decrease in accounts payable, accrued interest and other accrued expenses.

Investing Activities. Net cash used in investing activities was $0.2 million during the three months ended March 31, 2008, relatively flat in comparison with net cash used in investing activities during the comparable period in 2007.

Financing Activities. Net cash provided by financing activities during the three months ended March 31, 2008 was $0.8 million, compared to net cashed used in financing activities totaling $13.5 million during the comparable period in 2007.  This was due to flooring essentially all of the Company’s consigned inventory in the first quarter of 2008.

Working Capital. Working capital, including cash and cash equivalents, totaled approximately $41.0 million at March 31, 2008. We maintain sizable inventories in order to meet the expectations of our customers, and believe that we will continue to require working capital consistent with past experience. Historically, we have funded our operations with internally generated cash flow and borrowings.  Changes in our working capital are driven primarily by our profit levels and management of our inventories.  Borrowings under our amended floor plan credit facility to finance our new vehicle inventory may not exceed (i) 100% of the factory invoices for the related vehicles, (ii) 85% of the wholesale value of all pre-owned inventory (as determined in accordance with National Automobile Dealers Association RV Industry Appraisal Guide, or appraised NADA value) for vehicles in the current through 7th prior model years and (iii) 65% of the appraised NADA value with respect to pre-owned vehicles in the 8th, 9th and 10th prior model years.  At times, we have made repayments on our amended floor plan credit facility using excess cash flow from operations.

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

Debt Service. As of March 31, 2008, we had $60.6 million of borrowings outstanding under our floor plan credit facility which was increased to $100.0 million on January 14, 2008, subject to certain covenants.  We have $36.4   million of availability under this facility as of March 31, 2008.  In addition, our floor plan facility includes a $15.0 million revolving credit facility.  The Company is eligible to borrow under this revolving credit facility when its interest coverage ratio, as defined, exceeds 1.40 and the Company’s trailing twelve month net income, as defined, exceeds $500,000.  As of March 31, 2008, the Company was not eligible to borrow under this facility.

The Company shall offer to repurchase Senior Notes from all holders, on a pro rata basis, to the extent of 50% of the Company’s free cash flow, as defined, for any six month period ending on either June 30 or December 31, of any fiscal year (“Free Cash Flow Offer”).  The Company was not required to make a Free Cash Flow Offer for the six months ended December 31, 2007.

As of March 31, 2008, our capital expenditures approximated $0.2 million for the three-month period. Our floor plan credit facility limits our ability to make capital expenditures in excess of $5.0 million per annum. Based on current estimates, management believes that the amount of capital expenditures permitted to be made under our floor plan credit facility will be adequate to grow our business according to our business strategy and to maintain the properties and business of our continuing operations.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. The following are among the factors that could cause actual results to differ materially from the forward-looking statements. There may be other factors, including those discussed elsewhere in this report, which may cause our actual results to differ materially from the forward-looking statements. Any forward-looking statements should be considered in light of the risk factors specified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, some of which are summarized below.

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

▪	The loss of key personnel and/or failure to attract and retain highly qualified personnel could make it more difficult for us to generate cash flow from operations and service our debt.

▪	The interests of our controlling stockholder may be in conflict with your interests as a holder of Notes.

▪	We are subject to extensive government regulation. Changes in these regulations could have a negative effect on our financial condition.

▪	The occurrence of extraordinary events, such as a major terrorist attack in the United States, may adversely affect our business, resulting in a decrease in our revenues.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rates. We are exposed to market risk from changes in the interest rates on a portion of our outstanding indebtedness. There were no borrowings outstanding at March 31, 2008 under our Revolver credit facility. Amounts outstanding under the floor plan credit facility bear interest at a variable rate based on prime or LIBOR as adjusted each interest period. As of March 31, 2008, based on the aggregate amount of $60.6 million outstanding under our floor plan financing facility as of such date, a 100 basis point change in interest rates would have changed our annual floor plan interest expense by approximately $0.6 million. Outstanding balances under our Revolver bear interest at a variable rate on prime or LIBOR as adjusted each interest period.

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

ITEM 4. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

            As of March 31, 2008, the Company conducted an evaluation, under the supervision and participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2008.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended March 31, 2008 that have materially affected, or are likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. Risk Factors

There have been no material changes to the factors disclosed in ITEM 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3. Defaults upon Senior Securities

Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5. Other Information

Not applicable.

ITEM 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes -Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date May 15, 2008	By:	/s/ John Horton
Name John Horton
Title Chief Executive Officer

Company Name

Date May 15, 2008	By:	/s/ Randy lay
Name Randy Lay
Title Chief Financial Officer

EXHIBIT INDEX

Number	Description of Exhibits
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002