Form 10-Q
period 2008-06-30
Lazy Days R.V. Center, Inc.
filed 2008-08-14
CIK 1296937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 14, 2008, the registrant had 100 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Lazy Days’ R.V. Center, Inc., a wholly owned subsidiary of LD Holdings, Inc.
Balance Sheets
ASSETS	June 30, 2008	December 31, 2007
Current assets	(Unaudited)
Cash	$1,278,766	$8,908,837
Receivables, net of allowance for doubtful accounts of $709,910 in 2008 and $788,785 in 2007	14,127,577	16,485,641
Refundable income taxes	-	996,086
Inventories	98,225,465	94,459,531
Prepaid expenses and other	3,131,835	3,450,261
Total current assets	116,763,643	124,300,356

Property and equipment, net	32,958,553	34,048,842
Loan and other costs, net	3,582,996	3,913,244
Goodwill	104,865,672	104,865,672
Intangible assets, net	72,401,919	73,324,955
Other assets	122,389	130,470
Total assets	$330,695,172	$340,583,539

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Floor plan notes payable	$56,350,201	$59,697,840
Current maturities of long-term debt	1,719,000	-
Accounts payable and accrued expenses	12,284,603	20,034,905
Accrued interest	2,305,681	2,414,717
Reserve for chargebacks	1,191,000	1,179,000
Customer deposits	2,434,854	2,506,053
Income taxes payable	790,476	-
Deferred income taxes	2,013,228	2,013,228
Total current liabilities	79,089,043	87,845,743

Long-term debt	136,972,223	138,585,577
Reserve for chargebacks	911,000	998,000
Deferred rent	14,001,434	14,078,420
Deferred income taxes	27,232,444	27,784,162
Other	68,720	80,101
Total liabilities	258,274,864	269,372,003

Stockholder’s equity
Common Stock, $.01 par value 1,000 shares authorized and 100 shares
issued and outstanding	1	1
Paid-in capital	67,000,000	67,000,000
Retained earnings	5,420,307	4,211,535
Total stockholder’s equity	72,420,308	71,211,536

Total liabilities and stockholder’s equity	$330,695,172	$340,583,539

See accompanying notes to financial statements.

Lazy Days’ R.V. Center, Inc., a wholly owned subsidiary of LD Holdings, Inc.
Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Revenues
New vehicle	$80,029,971	$125,205,906	$208,207,212	$267,692,220
Pre-owned vehicle	47,452,067	64,435,255	129,488,382	149,105,279
Parts, service and other	5,178,527	5,904,896	11,258,908	11,905,941
Finance and insurance	3,388,377	5,273,644	10,264,580	12,143,098
RallyPark	277,776	253,529	1,081,224	1,066,760
Other	281,681	349,730	449,982	494,822

Total revenues	136,608,399	201,422,960	360,750,288	442,408,120

Cost of revenues
New vehicle	71,815,405	114,300,792	186,916,563	243,016,995
Pre-owned vehicle	41,903,717	57,298,107	113,647,125	132,055,670
Parts, service and other	3,323,425	4,736,675	7,404,570	8,800,438

Total cost of revenues	117,042,547	176,335,574	307,968,258	383,873,103

Gross profit	19,565,852	25,087,386	52,782,030	58,535,017

Selling, general and administrative expenses	18,485,014	20,725,820	40,977,992	44,053,597

Income before interest expense and income taxes	1,080,838	4,361,566	11,804,038	14,481,420

Interest expense	4,712,378	5,009,812	9,760,422	10,395,065

Income (loss) before income taxes	(3,631,540)	(648,246)	2,043,616	4,086,355

Income tax (benefit) expense	(1,356,138)	(245,665)	834,844	1,589,975

Net (loss) income	$(2,275,402)	$(402,581)	$1,208,772	$2,496,380

See accompanying notes to financial statements.

Lazy Days’ R.V. Center, Inc., a wholly owned subsidiary of LD Holdings, Inc.
Statements of Cash Flows (Unaudited)
	Six Months Ended
	June 30, 2008	June 30, 2007
Cash flows from operating activities
Net income	$1,208,772	$2,496,380
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation of property and equipment	1,747,632	1,894,290
Depreciation of rental vehicle inventory	-	2,653
Amortization of intangible costs	923,036	974,821
Amortization and write-off of loan and other costs	405,248	470,437
Amortization of discount on long-term debt	105,646	112,272
Loss on sale of property and equipment	-	2,141
Provision for doubtful accounts	78,875	13,377
Deferred income taxes	(551,718)	(551,718)
Change in assets and liabilities
Receivables	2,279,189	(2,445,822)
Refundable income taxes	996,086	377,633
Inventories	(3,765,934)	22,565,031
Prepaid expenses and other	318,426	635,083
Other assets	8,081	(499)
Accounts payable, accrued interest, other accrued expenses
and customer deposits	(7,941,918)	798,828
Income taxes payable	790,476	1,590,970
Reserve for chargebacks	(75,000)	128,000
Deferred rent	(76,986)	(40,972)

Net cash (used in) provided by operating activities	(3,550,089)	29,022,905

Cash flows from investing activities
Proceeds from sale of property and equipment	-	1,100
Purchases of property and equipment	(657,343)	(243,316)

Net cash used in investing activities	(657,343)	(242,216)

Cash flows from financing activities
Net payments under floor plan	(3,347,639)	(26,417,574)
Loan and other costs	(75,000)	(187,671)

Net cash used in financing activities	(3,422,639)	(26,605,245)

Net change in cash	(7,630,071)	2,175,444

Cash at beginning of period	8,908,837	3,253,637

Cash at end of period	$1,278,766	$5,429,081

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$9,869,458	$10,557,402
Cash (received) paid during the period for income taxes	(400,000)	150,000

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

NOTE 2 - RECEIVABLES

Receivables consist of the following:
	June 30, 2008	December 31, 2007
Contracts in transit and vehicle receivables	$7,935,088	$10,977,162
Manufacturer receivables	6,071,873	5,030,992
Finance and other receivables	830,526	1,266,272
	14,837,487	17,274,426
Less: Allowance for doubtful accounts	709,910	788,785

	$14,127,577	$16,485,641

Contracts in transit represent receivables from financial institutions for the portion of the vehicle sales price financed by the Company’s customers through financing sources arranged by the Company. Manufacturer receivables are due from the manufacturers for incentives, holdbacks and other programs.

NOTE 3 - INVENTORIES

Inventories consist of the following:
	June 30, 2008	December 31, 2007
New recreational vehicles	$58,432,567	$64,850,732
Pre-owned recreational vehicles	44,254,026	33,167,420
Parts, accessories and other	1,789,711	1,749,726
	104,476,304	99,767,878
Less: LIFO reserve	6,250,839	5,308,347

	$98,225,465	$94,459,531

Lazy Days’ R.V. Center, Inc., a wholly owned subsidiary of LD Holdings, Inc.
Notes to Financial Statements

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill totaling $104,865,672 at June 30, 2008 and December 31, 2007, represents the excess of costs over fair value of net assets of an acquired business. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite life are not amortized, but instead tested for impairment at least annually. At December 31, 2007, management determined there was no impairment of goodwill. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives, addressed annually and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

Intangible assets and the related accumulated amortization are summarized as follows:
	June 30, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Manufacturer relationships	$26,700,000	$2,753,438	$26,700,000	$2,419,688
Non-compete agreement	9,000,000	6,544,643	9,000,000	5,955,357
Customer database	3,600,000	3,600,000	3,600,000	3,600,000

	39,300,000	12,898,081	39,300,000	11,975,045

Unamortizable intangible assets:
Trade names and trademarks	46,000,000	–	46,000,000	–

	$85,300,000	$12,898,081	$85,300,000	$11,975,045

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

Amortization expense for intangible assets for the three and six-month periods ended June 30, 2008 was $461,518 and $923,036 respectively, compared to $461,518 and $974,821 for the three and six-month periods ended June 30, 2007. Estimated amortization expense for the six-month period ending December 31, 2008 and for each of the subsequent five years ending December 31 is: 2008 (six-months) - $923,036, 2009 - $1,846,072, 2010 - $1,355,000, 2011 - $667,500, 2012 - $667,500, 2013 - $667,500.

Lazy Days’ R.V. Center, Inc., a wholly owned subsidiary of LD Holdings, Inc.
Notes to Financial Statements

NOTE 5 - FLOOR PLAN NOTES PAYABLE

The Company maintains floor plan financing agreements with two financial institutions, collateralized by new and pre-owned recreational vehicles aggregating up to $100,000,000. The entire facility may be used to finance new vehicle inventory but only up to $26,000,000 may be used to finance pre-owned vehicle inventory. On October 28, 2004, the agreements were amended further to permit the Company to use floor plan credit to finance new vehicle inventory to be leased by the Company (“rental vehicle inventory”).  The financial institutions collateralize all vehicles purchased under these agreements and all receivables generated from the sale of these vehicles. The interest rate charged (4.21% and 6.97% at June 30, 2008 and 2007, respectively) is based on the prime rate or LIBOR. Principal is due upon the sale of the respective vehicle.

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

The floor plan credit facility also includes a revolving credit facility.  The revolver provides for borrowings up to $15,000,000.  There were no outstanding advances under the revolver at June 30, 2008.  Borrowings under the revolver are collateralized by substantially all of the Company’s assets.  Interest on outstanding advances is payable monthly and is based on the prime rate (5.0% at June 30, 2008).  The Company is eligible to borrow under this revolving credit facility when its interest coverage ratio, as defined, exceeds 1.40 and the Company’s trailing twelve month net income, as defined, exceeds $500,000.  As of June 30, 2008, the Company was not eligible to borrow under this facility.

The Company’s floor plan notes payable are subject to certain financial and restrictive covenants including debt service coverage ratio; current ratio; and limitations on lease rentals, certain executive compensation, capital expenditures, accounts payable, additional debt, liens, dividends, distributions, certain restricted investments, and certain other corporate activities, all as defined in the credit agreement. The Company was in compliance with all covenants at June 30, 2008.  The Company was out of compliance with its required debt service coverage ratio as of July 31, 2008 and received a waiver for non-compliance and is currently negotiating Amendment No. 3 to the Third Amended and Restated Credit Agreement.

Interest expense on the floor plan notes payable for the three and six-month periods ended June 30, 2008 was $648,575 and $1,563,923, respectively, compared to $837,529 and $2,027,529 for the three and six-month periods ended June 30, 2007.

NOTE 6 - LONG-TERM DEBT

On May 14, 2004, the Company issued $152 million of unsecured, senior notes (the “Senior Notes”) through a private placement exempt from the registration requirements of the 1933 Securities Act. Subsequently, on December 6, 2004, the Company successfully completed the exchange of $137 million of its Senior Notes. The remaining Senior Notes totaling $15 million were not eligible for exchange. The Senior Notes mature May 15, 2012 and bear interest at an annual rate of 11.75% payable each November 15 and May 15, to the registered holders at the close of business on November 1 and May 1 immediately preceding the interest payment date.  The outstanding balance of unsecured Senior Notes at June 30, 2008 was $138,691,223 net of unearned discount of $862,777.  Interest expense on the Senior Notes for the three and six-month periods ended June 30, 2008 was $4,098,899 and $8,198,298 compared to $4,171,283 and $8,342,735 for the three and six-month periods ended June 30, 2007.

The Senior Notes rank pari passu with the Company’s existing and future senior debt. The Senior Notes are effectively subordinated to the floor plan credit facility, including its revolving credit facility, to the extent of the assets collateralizing such debt.

The Company has the option to redeem the Senior Notes at any time at a defined premium plus accrued and unpaid interest to the date of redemption.

The Company shall offer to repurchase Senior Notes from all holders, on a pro rata basis, to the extent of 50% of the Company’s free cash flow, as defined, for any six-month period ending on either June 30 or December 31 of any fiscal year, commencing with the six-month period ending December 31, 2004. To the extent the Company’s free cash flow for any six-month period is less than $1.0 million, the Company may elect not to make a free cash flow offer for such period and, in lieu thereof, add such free cash flow to the amount of free cash flow for the next succeeding six-month period.   The Company’s free cash flow offer for the six-month period ended June 30, 2008 was approximately $1.7 million and is recorded as a current maturity of long-term debt.

The Company had outstanding letters of credit amounting to $495,000 at June 30, 2008.   Interest on outstanding advances is payable monthly and is based on the prime rate (5.0% at June 30, 2008).  Borrowings are collateralized by substantially all of the Company’s assets.

Lazy Days’ R.V. Center, Inc., a wholly owned subsidiary of LD Holdings, Inc.
Notes to Financial Statements

NOTE 7 - LD HOLDINGS AND RV ACQUISITION

The balance sheets of LD Holdings, a wholly owned subsidiary of RV Acquisition, consisted of the following:
	June 30, 2008	December 31, 2007
ASSETS
Investment in and equity in earnings of Lazydays	$72,420,308	$71,211,536

STOCKHOLDER’S EQUITY
Common stock, Class A	$1	$1
Paid-in capital	67,000,000	67,000,000
Retained earnings	5,420,307	4,211,535

Total stockholder’s equity	$72,420,308	$71,211,536

The balance sheets of RV Acquisition consisted of the following:
	June 30, 2008	December 31, 2007
ASSETS
Investment in and equity in earnings of LD Holdings	$72,420,308	$71,211,536

LIABILITIES
Due to Lazy Days' R.V. Center, Inc.	$51,372	$51,372

STOCKHOLDERS’ EQUITY
Preferred stock, Series A, including accrued dividends of $45,971,074 in 2008
and $39,358,660 in 2007.	107,971,074	101,358,660
Common stock, $.01 par value	49,947	49,947
Paid-in capital	4,941,771	4,941,771
Accumulated deficit	(40,593,856)	(35,190,214)

Total stockholders’ equity	72,368,936	71,160,164

Total liabilities and stockholders’ equity	$72,420,308	$71,211,536

Lazy Days’ R.V. Center, Inc., a wholly owned subsidiary of LD Holdings, Inc.
Notes to Financial Statements

NOTE 8 - EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS ON THE FINANCIAL STATEMENTS

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.”  This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The Company adopted this standard which is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FASB Staff Position ("FSP") No. FAS 157-2, “Effective Date of FASB Statement No. 157.”  This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  There was no impact upon adoption.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  The Company adopted the new standard which was effective beginning January 1, 2008.  The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

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

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007 (Unaudited)

Revenues. Revenues decreased from $201.4 million in the three months ended June 30, 2007 to $136.6 million in the comparable period in 2008.  Vehicle revenue decreased $62.2 million while finance and insurance income decreased $1.9 million and parts and service decreased $0.7 million.  The Company's sales declined during the period as a result of a decrease in overall industry demand for recreational vehicles.  Total new retail units sold decreased 231 units from the comparable period in 2007.  Total pre-owned units sold decreased 165 units from the comparable period in 2007.

New Unit Sales. Sales of new vehicles were $80.0 million in the three months ended June 30, 2008 compared to $125.2 million for the comparable period in 2007.  New vehicle unit sales decreased from 844 units for the second quarter of 2007 to 613 units in 2008.  This was due to a decrease in motorized sales somewhat offset by an increase in towable units.  New unit sales by class for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 are summarized as follows:

	Three Months Ended
	June 30, 2008	June 30, 2007
Class A – Diesel	230	405
Class A – Gas	104	134
Class C	61	95

Total Motorized	395	634

Fifth Wheel	133	115
Travel Trailer	85	95

Total Towable	218	210

Total New Units	613	844

Pre-Owned Unit Sales. Sales of pre-owned vehicles for the second quarter of 2008 were $47.5 million compared to $64.4 million for the second quarter of 2007.  Pre-owned vehicle unit sales decreased from 857 units for the second quarter of 2007 to 692 units in 2008 due to a lower demand in all product groups with the exception of fifth wheels.  Pre-owned unit sales by class in the three months ended June 30, 2008 compared to the three months ended June 30, 2007 are summarized as follows:

	Three Months Ended
	June 30, 2008	June 30, 2007
Class A – Diesel	214	282
Class A – Gas	149	201
Class C	87	99
Total Motorized	450	582

Fifth Wheel	86	82
Travel Trailer	77	98
Other	79	95
Total Towable	242	275

Total Pre-Owned Units	692	857

Parts, Service and Other Revenues. Parts, service and other revenues for the second quarter of 2008 were $5.2 million compared to $5.9 million for the comparable period in 2007.  This decrease is attributable to a decline in warranty sales and lower unit volume partially offset by an increase in retail sales.

Finance and Insurance Related Revenues. Finance, insurance and extended warranty related revenues for the second quarter of 2008 were $3.4 million compared to $5.3 million for the comparable period in 2007.  The decrease is due to lower unit volume and a lower average income per unit financed.

Gross Profit. Gross profit consists of gross revenues less our cost of sales and services. Gross profit in the three months ended June 30, 2008 was $19.6 million compared with the three months ended June 30, 2007 at $25.1 million.  The $5.5 million decrease in gross profit was primarily due to a $2.7 million decrease in new vehicle gross profit, $1.6 million decrease in pre-owned gross profit, $1.9 million decrease in finance and insurance gross profit offset by a $0.7 million increase in parts and service gross profit. New vehicle gross profit in the second quarter 2008 was negatively impacted by lower new motorized sales volume, which also resulted in lower manufacturer holdbacks and incentive income.  Pre-owned gross profit decreased due to lower sales volume.  Gross profit margin increased from 12.5% in the three months ended June 30, 2007 to 14.3% in the comparable period in 2008.  The increase in gross profit margin resulted from the improved average margins in new and pre-owned unit sales as well as a more favorable mix.  Parts and service drove the gross profit margin as well due to increased labor rates for both retail and warranty.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, including depreciation and amortization, decreased from $20.7 million the three months ended June 30, 2007 to $18.5 million in the comparable period in 2008.  This decrease was primarily due to cost reductions implemented as well as a decrease in variable costs such as salary, commissions and benefits which typically comprise the majority of our total selling, general and administrative expenses.

Income from operations. Income from operations represents our gross profit, less selling, general and administrative expenses including depreciation and amortization. Income from operations decreased from $4.4 million in the three months ended June 30, 2007 to $1.1 million in the comparable period in 2008.  This decrease was due to a decline in gross profit partially offset by lower selling, general and administrative expenses.

Interest Expense—Floor Plan Credit Facility and Senior Notes. Interest expense on our Floor Plan Credit Facility was $0.8 million in the three months ended June 30, 2007 and $0.6 million in the comparable period in 2008.  Interest on the Floor Plan Credit Facility decreased primarily due to a decrease in short-term borrowing rates.  Interest expense on our Senior Notes was $4.1 million in the three months ended June 30, 2008 and $4.2 million in the comparable period in 2007.

Income Tax (Benefit) Expense. Income tax benefit increased from $0.2 million in the three months ended June 30, 2007 to $1.4 million for the comparable period in 2008.  This increase was primarily attributable to an increase in loss before income taxes of $3.6 million during the three-month period ended June 30, 2008 compared to a loss before income tax of $0.7 million during the comparable period in 2007.

Results of Operations

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007 (Unaudited)

Revenues. Revenues decreased from $442.4 million in the six months ended June 30, 2007 to $360.8 million in the comparable period in 2008.   Vehicle revenue decreased $79.1 million while finance and insurance income decreased $1.8 million and parts and service decreased $0.6 million.  The Company's sales declined during the period as a result of a decrease in overall industry demand for recreational vehicles.  Total new retail units sold decreased 308 units from the comparable period in 2007.  Total pre-owned units sold decreased 237 units from the comparable period in 2007.

New Unit Sales. Sales of new vehicles were $208.2 million in the six months ended June 30, 2008 compared to $267.7 million for the comparable period in 2007.  New vehicle unit sales decreased from 1,848 units for the six months ended June 30, 2007 to 1,540 units for the comparable period in 2008.  This was due to a decrease in sales of Class A and Class C units, which was slightly offset by an increase in sales of towable units.  New unit sales by class for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 are summarized as follows:

	Six Months Ended
	June 30, 2008	June 30, 2007
Class A – Diesel	611	839
Class A – Gas	242	333
Class C	171	191

Total Motorized	1,024	1,363

Fifth Wheel	326	285
Travel Trailer	190	200

Total Towable	516	485

Total New Units	1,540	1,848

Pre-Owned Unit Sales. Sales of pre-owned vehicles decreased to $129.5 million in the six months ended June 30, 2008 from $149.1 million in the comparable period in 2007.  Pre-owned vehicle unit sales decreased from 1,977 units for the six months ended June 30, 2007 to 1,740 units in 2008 due to a lower demand.  Pre-owned unit sales by class in the six months ended June 30, 2008 compared to the six months ended June 30, 2007 are summarized as follows:

	Six Months Ended
	June 30, 2008	June 30, 2007
Class A – Diesel	573	660
Class A – Gas	368	474
Class C	225	223
Total Motorized	1,166	1,357

Fifth Wheel	204	208
Travel Trailer	169	213
Other	201	199
Total Towable	574	620

Total Pre-Owned Units	1,740	1,977

Parts, Service and Other Revenues. Parts, service and other revenues for the six months ended June 30, 2008 were $11.3 million compared to $11.9 million for the comparable period in 2007.  This decrease is attributable to a decline in warranty sales and lower unit volume partially offset by an increase in retail sales.

Finance and Insurance Related Revenues. Finance, insurance and extended warranty related revenues for the second quarter of 2008 were $10.3 million compared to $12.1 million for the comparable period in 2007.  The decrease is due to lower unit volume offset by improved average income per unit financed.

Gross Profit. Gross profit consists of gross revenues less our cost of sales and services. Gross profit in the six months ended June 30, 2008 was $52.8 million compared with the six months ended June 30, 2007 at $58.5 million.   The $5.8 million decrease in gross profit was primarily due to a $3.4 million decrease in new vehicle gross profit, $1.2 million decrease in pre-owned gross profit, $1.9 million decrease in finance and insurance gross profit and a $0.7 million increase in parts and service gross profit. New vehicle gross profit in 2008 was negatively impacted by lower new motorized sales volume, which also resulted in lower manufacturer holdbacks and incentive income.  Pre-owned gross profit decreased due to lower sales volume.  Gross profit margin increased from 13.2% in the six months ended June 30, 2007 to 14.6% in the comparable period in 2008. The increase in gross profit margin resulted from the improved average margins in new and pre-owned unit sales as well as a more favorable mix.  Parts and service drove the gross profit margin as well due to increased labor rates for both retail and warranty.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, including depreciation and amortization, decreased from $44.1 million the six months ended June 30, 2007 to $41.0 million in the comparable period in 2008.  This decrease was primarily due to cost reductions implemented as well as a decrease in variable costs such as salary, commissions and benefits which typically comprise the majority of our total selling, general and administrative expenses.

Income from operations. Income from operations represents our gross profit, less selling, general and administrative expenses including depreciation and amortization. Income from operations decreased from $14.5 million in the six months ended June 30, 2007 to $11.8 million in the comparable period in 2008.  This decrease was due the decline in gross profit partially offset by decreased selling, general and administrative expenses.

Interest Expense—Floor Plan Credit Facility and Senior Notes. Interest expense on our Floor Plan Credit Facility was $2.0 million in the six months ended June 30, 2007 and $1.6 million in the comparable period in 2008.  Interest on the Floor Plan Credit Facility decreased primarily due to a decrease in short-term borrowing rates.  Interest expense on our Senior Notes was $8.2 million in the six months ended June 30, 2008 and $8.4 million in the comparable period in 2007.

Income Tax Expense. Income tax expense decreased from $1.6 million in the six months ended June 30, 2007 to $0.8 million for the comparable period in 2008.  This decrease was primarily attributable to decreased income before income tax of $2.0 million during the six-month period ended June 30, 2008 compared to income before income tax of $4.1 million during the comparable period in 2007.

Liquidity and Capital Resources

Liquidity. Historically, we have satisfied our liquidity needs through cash from operations and various borrowing arrangements.   Principal liquidity needs have included the acquisition of inventory, salary and sales commissions, debt service requirements and other capital expenditures necessary to maintain our facility.  Our cash requirements consist principally of scheduled payments of principal and interest on outstanding indebtedness (including indebtedness under our floor plan credit facility), capital expenditures, salary and sales commissions and lease expenses.  Based upon our current level of operations, we believe that our cash flow from operations, available cash and available borrowing under our floor plan credit facility will be adequate to meet our future liquidity needs.

Operating Activities. Net cash used in operating activities during the six months ended June 30, 2008 was equal to $3.6 million, compared to net cash provided by operating activities of $29.0 million during the comparable period in 2007. This decrease in net cash provided by operating activities for 2008 was primarily the result of an increase in inventories (due to the purchase of essentially all the Company’s consigned inventory) and a decrease in accounts payable, accrued interest and other accrued expenses. There were no consigned inventories at June 30, 2008 compared to $11.0 million in consigned inventory at December 31, 2007.

Investing Activities. Net cash used in investing activities during the six months ended June 30, 2008 was equal to $0.7 million, compared to $0.2 million during the comparable period in 2007.  This increase in net cash used in investing activities was due to increased purchases of property and equipment.

Financing Activities. Net cash used in financing activities during the six months ended June 30, 2008 was $3.4 million, compared to net cash used in financing activities totaling $26.6 million during the comparable period in 2007.  This was due to flooring essentially all of the Company’s consigned inventory in the first quarter of 2008, increased inventory levels and paying down less on the floor plan credit facility due to decreased volume.

Working Capital. Working capital, including cash and cash equivalents, totaled approximately $37.7 million at June 30, 2008. We maintain sizable inventories in order to meet the expectations of our customers, and believe that we will continue to require working capital consistent with past experience. Historically, we have funded our operations with internally generated cash flow and borrowings.  Changes in our working capital are driven primarily by our profit levels and management of our inventories.  Borrowings under our floor plan credit facility to finance our new vehicle inventory may not exceed (i) 100% of the factory invoices for the related vehicles, (ii) 85% of the wholesale value of all pre-owned inventory inventory (as determined in accordance with National Automobile Dealers Association RV Industry Appraisal Guide, or appraised NADA value) for vehicles in the current through 7th prior model years and (iii) 65% of the appraised NADA value with respect to pre-owned vehicles in the 8th, 9th, and 10th prior model years.  At times, we have made repayments on our floor plan credit facility using excess cash flow from operations.

Our principal sources of funds are cash flows from operating activities and available borrowings under our floor plan credit facility.  We believe that these funds will provide us with sufficient liquidity and capital resources for us to meet our current and future financial obligations, including our scheduled principal and interest payments, as well as to provide funds for working capital, capital expenditures and other needs for at least the next twelve months.  No assurance can be given, however, that this will be the case.

Debt Service. As of June 30, 2008, we had $56.4 million of borrowings outstanding under our floor plan credit facility which has $100.0 million of borrowing capacity, subject to certain covenants.  We have $28.7 million of availability under this facility as of June 30, 2008.  In addition, our floor plan facility includes a $15.0 million revolving credit facility.  The Company is eligible to borrow under this revolving credit facility when its interest coverage ratio, as defined, exceeds 1.40 and the Company’s trailing twelve month net income, as defined, exceeds $500,000.  As of June 30, 2008, the Company was not eligible to borrow under this facility.

The Company shall offer to repurchase Senior Notes from all holders, on a pro rata basis, to the extent of 50% of the Company’s free cash flow, as defined, for any six month period ending on either June 30 or December 31, of any fiscal year (“Free Cash Flow Offer”).  The Company’s Free Cash Flow Offer amount for the six months ended June 30, 2008 is approximately $1.7 million.

As of June 30, 2008, our capital expenditures approximated $0.7 million for the six-month period. Our floor plan credit facility limits our ability to make capital expenditures in excess of $5.0 million per annum. Based on current estimates, management believes that the amount of capital expenditures permitted to be made under our floor plan credit facility will be adequate to grow our business according to our business strategy and to maintain the properties and business of our continuing operations.

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

▪	We may experience unanticipated fluctuations in our operating results for a variety of reasons.

▪	Reduced availability of financing and tightened credit standards for our customers could adversely affect our sales volume.

▪	Our geographic concentration heightens our exposure to adverse regional developments, including adverse economic conditions, demographic changes, severe weather events and natural disasters.

▪	Our business is cyclical and seasonal and this can lead to fluctuations in our sales and operating results.

▪	Changes in consumer preferences for our products or our failure to gauge those preferences could lead to reduced sales and additional costs.

▪	We are dependent on continued relationships with major manufacturers who supply our products.

▪	If the frequency and size of product liability and other claims against us, including wrongful death, increase, our business, results of operations and financial condition may be harmed.

▪	Fuel shortages, or higher prices for fuel, could have a negative effect on sales of recreational vehicles.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rates. We are exposed to market risk from changes in the interest rates on a portion of our outstanding indebtedness. There were no borrowings outstanding at June 30, 2008 under our Revolver credit facility. Amounts outstanding under the floor plan credit facility bear interest at a variable rate based on prime or LIBOR as adjusted each interest period. As of June 30, 2008, based on the aggregate amount of $56.4 million outstanding under our floor plan financing facility as of such date, a 100 basis point change in interest rates would have changed our annual floor plan interest expense by approximately $0.6 million. Outstanding balances under our Revolver bear interest at a variable rate on prime or LIBOR as adjusted each interest period.

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

ITEM 4. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

            As of June 30, 2008, the Company conducted an evaluation, under the supervision and participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2008.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended June 30, 2008 that have materially affected, or are likely to materially affect, our internal controls over financial reporting.

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

Lazy Days’ R.V. Center, Inc.

/s/ John Horton
By:	John Horton
Its:	Chief Executive Officer

/s/ Randy Lay
By:	Randy Lay
Its:	Chief Financial Officer

Dated: August 14, 2008

EXHIBIT INDEX

Number	Description of Exhibits
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002