Form 10-K/A
Lazy Days R.V. Center, Inc.
filed 2008-11-12
CIK 1296937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K/A
Amendment No. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 12, 2008, the registrant had 100 shares of common stock outstanding.

EXPLANATORY NOTE

Lazy Days’ R.V. Center, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A, to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2008 (the “Original Filing”).  The purpose of this Amendment No. 1 is to revise the officers’ certifications attached as Exhibits 31.1 and 31.2 to comply with Item 601(b)(31) of Regulation S-K.

In connection with this Amendment No. 1, the Company’s principal executive officer and principal financial officer are providing a new certification which strictly complies with the requirements of Item 601(b)(31) of Regulation S-K.  These new certifications include the introductory language of paragraph 4 and the language of paragraph 4(b) of Item 601(b)(31) of Regulation S-K, which were inadvertently omitted from the Original Filing.

Except for the revisions described above, this Amendment No. 1 does not revise, update or in any way affect any information or disclosure contained in the Original Filing, including our financial statements or the "Management’s Discussion and Analysis of Financial Condition and Results of Operation" section.

PART II
ITEM 6. Exhibits

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

Dated: November 12, 2008