Form 10-Q/A
period 2008-11-12
Lazy Days R.V. Center, Inc.
filed 2008-11-12
CIK 1296937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

Lazy Days’ R.V. Center, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A, to amend our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, as filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2008 (the “Original Filing”).  The purpose of this Amendment No. 1 is to revise the officers’ certifications attached as Exhibits 31.1 and 31.2 to comply with Item 601(b)(31) of Regulation S-K.

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