Form 10-Q/A
period 2008-11-12
Lazy Days R.V. Center, Inc.
filed 2008-11-12
CIK 1296937

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

EXPLANATORY NOTE

Lazy Days’ R.V. Center, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A, to amend our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, as filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2008 (the “Original Filing”).  The purpose of this Amendment No. 1 is to revise the officers’ certifications attached as Exhibits 31.1 and 31.2 to comply with Item 601(b)(31) of Regulation S-K.

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

Except for the revisions described above, this Amendment No. 1 does not revise, update or in any way affect any information or disclosure contained in the Original Filing, including our financial statements or the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” section.

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