Form 10-Q
period 2008-11-17
Lazy Days R.V. Center, Inc.
filed 2008-11-17
CIK 1296937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 17, 2008, the registrant had 100 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Lazy Days’ R.V. Center, Inc., a wholly owned subsidiary of LD Holdings, Inc.
Balance Sheets
ASSETS	September 30, 2008	December 31, 2007
Current assets	(Unaudited)
Cash	$4,349,023	$8,908,837
Receivables, net of allowance for doubtful accounts of $595,688 in 2008 and $788,785 in 2007	10,911,054	16,485,641
Refundable income taxes	1,845,284	996,086
Inventories	84,566,371	94,459,531
Prepaid expenses and other	3,223,258	3,450,261
Total current assets	104,894,990	124,300,356

Property and equipment, net	32,725,394	34,048,842
Loan and other costs, net	3,567,139	3,913,244
Goodwill	104,865,672	104,865,672
Intangible assets, net	71,940,402	73,324,955
Other assets	98,065	130,470
Total assets	$318,091,662	$340,583,539

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Floor plan notes payable	$52,839,815	$59,697,840
Current maturities of long-term debt	1,719,000	-
Accounts payable and accrued expenses	8,629,561	20,034,905
Accrued interest	6,420,700	2,414,717
Reserve for chargebacks	1,056,000	1,179,000
Customer deposits	1,609,931	2,506,053
Deferred income taxes	1,801,042	2,013,228
Total current liabilities	74,076,049	87,845,743

Long-term debt	137,025,046	138,585,577
Reserve for chargebacks	869,000	998,000
Deferred rent	13,957,797	14,078,420
Deferred income taxes	25,947,432	27,784,162
Other	62,706	80,101
Total liabilities	251,938,030	269,372,003

Stockholder’s equity
Common Stock, $.01 par value 1,000 shares authorized and 100 shares
issued and outstanding	1	1
Paid-in capital	67,000,000	67,000,000
Retained earnings	(846,369)	4,211,535
Total stockholder’s equity	66,153,632	71,211,536

Total liabilities and stockholder’s equity	$318,091,662	$340,583,539

See accompanying notes to financial statements.

Lazy Days’ R.V. Center, Inc., a wholly owned subsidiary of LD Holdings, Inc.
Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Revenues
New vehicle	$50,212,107	$84,270,269	$258,419,319	$351,962,489
Pre-owned vehicle	32,635,157	57,539,024	162,123,539	206,644,303
Parts, service and other	3,984,005	5,061,208	15,242,913	16,967,149
Finance and insurance	2,970,579	5,024,804	13,235,159	17,167,902
RallyPark	179,991	166,416	1,261,215	1,233,176
Other	145,949	137,254	595,931	632,076

Total revenues	90,127,788	152,198,975	450,878,076	594,607,095

Cost of revenues
New vehicle	47,205,589	76,324,730	234,122,152	319,341,725
Pre-owned vehicle	31,019,925	51,093,014	144,667,050	183,148,684
Parts, service and other	2,413,871	3,841,370	9,818,441	12,641,808

Total cost of revenues	80,639,385	131,259,114	388,607,643	515,132,217

Gross profit	9,488,403	20,939,861	62,270,433	79,474,878

Selling, general and administrative expenses	15,247,822	19,361,705	56,225,814	63,415,302

Income before interest expense and income taxes	(5,759,419)	1,578,156	6,044,619	16,059,576

Interest expense	4,765,800	4,922,748	14,526,222	15,317,813

Income (loss) before income taxes	(10,525,219)	(3,344,592)	(8,481,603)	741,763

Income tax (benefit) expense	(4,258,543)	(1,272,995)	(3,423,699)	316,980

Net (loss) income	$(6,266,676)	$(2,071,597)	$(5,057,904)	$424,783

See accompanying notes to financial statements.

Lazy Days’ R.V. Center, Inc., a wholly owned subsidiary of LD Holdings, Inc.
Statements of Cash Flows (Unaudited)
	Nine Months Ended
	September 30, 2008	September 30, 2007
Cash flows from operating activities
Net income (loss)	$(5,057,904)	$424,783
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation of property and equipment	2,613,396	2,818,108
Depreciation of rental vehicle inventory	-	2,653
Amortization of intangible costs	1,384,553	1,436,339
Amortization and write-off of loan and other costs	691,605	670,472
Amortization of discount on long-term debt	158,469	168,408
Loss on sale of property and equipment	-	(11,086)
Provision for doubtful accounts	193,097	60,211
Deferred income taxes	(2,048,916)	(813,564)
Change in assets and liabilities
Receivables	5,381,490	(1,527,230)
Refundable income taxes	(849,198)	377,633
Inventories	9,893,160	24,678,496
Prepaid expenses and other	227,003	(1,596)
Other assets	32,405	3,560
Accounts payable, accrued interest, other accrued expenses
and customer deposits	(8,312,878)	4,719,973
Income taxes payable	-	579,821
Reserve for chargebacks	(252,000)	139,000
Deferred rent	(120,623)	(47,502)

Net cash provided by operating activities	3,933,659	33,678,479

Cash flows from investing activities
Proceeds from sale of property and equipment	-	17,954
Purchases of property and equipment	(1,289,948)	(625,249)

Net cash used in investing activities	(1,289,948)	(607,295)

Cash flows from financing activities
Net payments under floor plan	(6,858,025)	(29,844,358)
Loan and other costs	(345,500)	(187,671)

Net cash used in financing activities	(7,203,525)	(30,032,029)

Net change in cash	(4,559,814)	3,039,155

Cash at beginning of period	8,908,837	3,253,637

Cash at end of period	$4,349,023	$6,292,792

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$10,520,239	$11,345,968
Cash (received) paid during the period for income taxes	(525,585)	150,000

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

NOTE 2 - RECEIVABLES

Receivables consist of the following:
	September 30, 2008	December 31, 2007
Contracts in transit and vehicle receivables	$4,450,742	$10,977,162
Manufacturer receivables	6,056,203	5,030,992
Finance and other receivables	999,797	1,266,272
	11,506,742	17,274,426
Less: Allowance for doubtful accounts	595,688	788,785

	$10,911,054	$16,485,641

Contracts in transit represent receivables from financial institutions for the portion of the vehicle sales price financed by the Company’s customers through financing sources arranged by the Company. Manufacturer receivables are due from the manufacturers for incentives, holdbacks and other programs.

NOTE 3 - INVENTORIES

Inventories consist of the following:
	September 30, 2008	December 31, 2007
New recreational vehicles	$52,624,475	$64,850,732
Pre-owned recreational vehicles	37,987,576	33,167,420
Parts, accessories and other	1,715,901	1,749,726
	92,327,952	99,767,878
Less: LIFO reserve	7,761,581	5,308,347

	$84,566,371	$94,459,531

The Company uses the last-in, first-out (“LIFO”) method to account for its inventory costs.   Specifically, the Company uses
a method whereby the price index is determined using Producer Price Index industry data at December 31 for motor homes, travel trailers, and camping parts, published by the U.S. Department of Labor, Bureau of Statistics.  The Company estimates the December 31 price index and inventory quantities on a quarterly basis.  Actual results could differ from those estimates.

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill totaling $104,865,672 at September 30, 2008 and December 31, 2007, represents the excess of costs over fair value of net assets of an acquired business. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite life are not amortized, but instead tested for impairment at least annually.  The Company’s annual impairment analysis is completed during the fourth quarter, utilizing financial information through September 30.  At December 31, 2007, management determined there was no impairment of goodwill. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives, addressed annually and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

Intangible assets and the related accumulated amortization are summarized as follows:
	September 30, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Manufacturer relationships	$26,700,000	$2,920,312	$26,700,000	$2,419,688
Non-compete agreement	9,000,000	6,839,286	9,000,000	5,955,357
Customer database	3,600,000	3,600,000	3,600,000	3,600,000

	39,300,000	13,359,598	39,300,000	11,975,045

Unamortizable intangible assets:
Trade names and trademarks	46,000,000	–	46,000,000	–

	$85,300,000	$13,359,598	$85,300,000	$11,975,045

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

Amortization expense for intangible assets for the three and nine-month periods ended September 30, 2008 was $461,517 and $1,384,553 respectively, compared to $461,517 and $1,436,339 for the three and nine-month periods ended September 30, 2007. Estimated amortization expense for the three-month period ending December 31, 2008 and for each of the subsequent five years ending December 31 is: 2008 (three-months) - $461,517, 2009 - $1,846,072, 2010 - $1,355,000, 2011 - $667,500, 2012 - $667,500, 2013 - $667,500.

Lazy Days’ R.V. Center, Inc., a wholly owned subsidiary of LD Holdings, Inc.
Notes to Financial Statements

NOTE 5 - FLOOR PLAN NOTES PAYABLE

The Company maintains floor plan financing agreements with two financial institutions, collateralized by new and pre-owned recreational vehicles aggregating up to $100,000,000 through March 31, 2009 and $80,000,000 through the termination date, February 22, 2011. The entire facility may be used to finance new vehicle inventory but only up to $26,000,000 may be used to finance pre-owned vehicle inventory.  The financial institutions collateralize all vehicles purchased under these agreements and all receivables generated from the sale of these vehicles. The interest rate charged (4.74% and 7.27% at September 30, 2008 and 2007, respectively) is based on the prime rate or LIBOR. Principal is due upon the sale of the respective vehicle.

Effective April 15, 2008, the Company amended the floor plan financing agreements which modified the change date in which the Company designates its desire to apply the adjusted LIBOR rate on all floor plan advances and amended the minimum requirements for the current ratio and coverage ratio test.

Effective August 30, 2008, the Company amended the floor plan financing agreement modifying certain definitions, amending minimum covenant requirements and incorporating new “Working Capital” requirements.  The working capital requirements provide that the Company maintain a current ratio not less than 1.25 through June 30, 2010.  During the period beginning July 1, 2010, the Company must maintain a current ratio not less than 1.20 at the end of any calendar quarter ending March 31, June 30, or September 30 and not less than 1.17 for any calendar quarter ending December 31.  During the period beginning September 1, 2008, the Company shall not permit its working capital at the end of each calendar month to be less than $26,000,000.

The floor plan credit facility also includes a revolving credit facility.  The revolver provides for borrowings up to $15,000,000.  There were no outstanding advances under the revolver at September 30, 2008.  Borrowings under the revolver are collateralized by substantially all of the Company’s assets.  Interest on outstanding advances is payable monthly and is based on the prime rate (4.5% at September 30, 2008).  The Company is eligible to borrow under this revolving credit facility when its interest coverage ratio, as defined, exceeds 1.40 and the Company’s trailing twelve month net income, as defined, exceeds $500,000.  As of September 30, 2008, the Company was not eligible to borrow under this facility.

The Company’s floor plan notes payable are subject to certain financial and restrictive covenants including debt service coverage ratio; current ratio; and limitations on lease rentals, certain executive compensation, capital expenditures, accounts payable, additional debt, liens, dividends, distributions, certain restricted investments, and certain other corporate activities, all as defined in the credit agreement. The Company was in compliance with all covenants at September 30, 2008.

Interest expense on the floor plan notes payable for the three and nine-month periods ended September 30, 2008 was $738,572 and $2,302,495, respectively, compared to $734,848 and $2,762,376 for the three and nine-month periods ended September 30, 2007.

Lazy Days’ R.V. Center, Inc., a wholly owned subsidiary of LD Holdings, Inc.
Notes to Financial Statements

NOTE 6 - LONG-TERM DEBT

On May 14, 2004, the Company issued $152 million of unsecured, senior notes (the “Senior Notes”) through a private placement exempt from the registration requirements of the 1933 Securities Act. Subsequently, on December 6, 2004, the Company successfully completed the exchange of $137 million of its Senior Notes. The remaining Senior Notes totaling $15 million were not eligible for exchange. The Senior Notes mature May 15, 2012 and bear interest at an annual rate of 11.75% payable each November 15 and May 15, to the registered holders at the close of business on November 1 and May 1 immediately preceding the interest payment date.  On November 17, 2008, in order to preserve cash in light of the severe and protracted downturn in the market for recreational vehicles that has been exacerbated by a significant reduction in the extension of credit to consumers for the purchase of recreational vehicles, and the uncertainties associated therewith, we elected not to make the interest payment that was due and payable on that same day to holders of our Senior Notes. Under the governing indenture, we have a 30-day grace period before the failure to pay interest becomes an event of default. During this grace period, we intend to engage in discussions with holders of our Senior Notes to improve our liquidity or modify our requirements for liquidity. The outstanding balance of  Senior Notes at September 30, 2008 was $138,744,046 net of unearned discount of $809,954.  Interest expense on the Senior Notes for the three and nine-month periods ended September 30, 2008 was $4,099,899 and $12,298,196 compared to $4,171,367 and $12,514,102 for the three and nine-month periods ended September 30, 2007.

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

The Company shall offer to repurchase Senior Notes from all holders, on a pro rata basis, to the extent of 50% of the Company’s free cash flow, as defined, for any six-month period ending on either June 30 or December 31 of any fiscal year. To the extent the Company’s free cash flow for any six-month period is less than $1.0 million, the Company may elect not to make a free cash flow offer for such period and, in lieu thereof, add such free cash flow to the amount of free cash flow for the next succeeding six-month period.   The Company’s free cash flow offer for the six-month period ended June 30, 2008 was recorded as a current maturity of long-term debt.  In October 2008, the free cash flow offer was completed for $1,849,209, consisting of $1,717,000 in bond redemption, a $51,510 redemption premium and $80,699 in accrued interest.

The Company had outstanding letters of credit amounting to $495,000 at September 30, 2008.   Interest on outstanding advances is payable monthly and is based on the prime rate (4.5% at September 30, 2008).  Borrowings are collateralized by substantially all of the Company’s assets.

Lazy Days’ R.V. Center, Inc., a wholly owned subsidiary of LD Holdings, Inc.
Notes to Financial Statements

NOTE 7 - LD HOLDINGS AND RV ACQUISITION

The balance sheets of LD Holdings, a wholly owned subsidiary of RV Acquisition, consisted of the following:
	September 30, 2008	December 31, 2007
ASSETS
Investment in and equity in earnings of Lazydays	$66,153,632	$71,211,536

STOCKHOLDER’S EQUITY
Common stock, Class A	$1	$1
Paid-in capital	67,000,000	67,000,000
Retained earnings	(846,369)	4,211,535

Total stockholder’s equity	$66,153,632	$71,211,536

The balance sheets of RV Acquisition consisted of the following:
	September 30, 2008	December 31, 2007
ASSETS
Investment in and equity in earnings of LD Holdings	$66,153,632	$71,211,536

LIABILITIES
Due to Lazy Days' R.V. Center, Inc.	$51,372	$51,372

STOCKHOLDERS’ EQUITY
Preferred stock, Series A, including accrued dividends of $49,313,613 in 2008
and $39,358,660 in 2007.	111,313,613	101,358,660
Common stock, $.01 par value	49,947	49,947
Paid-in capital	4,941,771	4,941,771
Accumulated deficit	(50,203,071)	(35,190,214)

Total stockholders’ equity	66,102,260	71,160,164

Total liabilities and stockholders’ equity	$66,153,632	$71,211,536

Lazy Days’ R.V. Center, Inc., a wholly owned subsidiary of LD Holdings, Inc.
Notes to Financial Statements

NOTE 8 - EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS ON THE FINANCIAL STATEMENTS

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.”  This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The statement establishes a fair value hierarchy for the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The Company adopted this standard, which is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FASB Staff Position ("FSP") No. FAS 157-2, “Effective Date of FASB Statement No. 157.”  This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  There was no impact upon adoption.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  The Company adopted the new standard, which was effective beginning January 1, 2008.  The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion regarding Lazy Days' R.V. Center, Inc.'s financial condition and results of operations should be read in conjunction with our financial statements and the notes to those statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.  Unless stated otherwise, the financial information provided in this section relates to Lazy Days' R.V. Center, Inc. only and not to its parent, LD Holdings.  This report contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from those indicated in forward-looking statements.

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

We derive our revenues principally from sales and rental of new units, sales of pre-owned units, service and rental repair, commissions earned on sales of third-party financing and insurance products, and visitors fees at RallyPark. In 2007, we derived our revenues from these categories in the following percentages, 57.8%, 34.0%, 5.1%, 2.7% and 0.2%, respectively. New and pre-owned unit sales accounted for more than 91% of total revenues during 2007.

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

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007 (Unaudited)

Revenues. Revenues decreased from $152.2 million in the three months ended September 30, 2007 to $90.1 million in the comparable period in 2008.   Vehicle revenue decreased $59.0 million while finance and insurance income decreased $2.1 million and parts and service decreased $1.1 million.  The Company’s sales declined during the period as a result of a decrease in overall industry demand for recreational vehicles.  Total new retail units sold decreased 246 units from the comparable period in 2007.  Total pre-owned units sold decreased 296 units from the comparable period in 2007.

New Unit Sales. Sales of new vehicles were $50.2 million in the three months ended September 30, 2008 compared to $84.3 million for the comparable period in 2007.  New vehicle unit sales decreased from 642 units for the third quarter of 2007 to 396 units in 2008.  This was due to a decrease in motorized and towable unit sales.  New unit sales by class for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 are summarized as follows:

	Three Months Ended
	September 30, 2008	September 30, 2007
Class A – Diesel	146	261
Class A – Gas	53	105
Class C	42	69

Total Motorized	241	435

Fifth Wheel	80	117
Travel Trailer	75	90

Total Towable	155	207

Total New Units	396	642

Pre-Owned Unit Sales. Sales of pre-owned vehicles for the third quarter of 2008 were $32.6 million compared to $57.5 million for the third quarter of 2007.  Pre-owned vehicle unit sales decreased from 789 units for the third quarter of 2007 to 493 units in 2008 due to a lower demand in all product groups with the exception of fifth wheels.  Pre-owned unit sales by class in the three months ended September 30, 2008 compared to the three months ended September 30, 2007 are summarized as follows:

	Three Months Ended
	September 30, 2008	September 30, 2007
Class A – Diesel	135	255
Class A – Gas	95	163
Class C	63	100
Total Motorized	293	5182

Fifth Wheel	73	68
Travel Trailer	62	119
Other	65	84
Total Towable	200	271

Total Pre-Owned Units	493	789

      Parts, Service and Other Revenues. Parts, service and other revenues for the third quarter of 2008 were $4.0 million compared to $5.1 million for the comparable period in 2007.  This decrease is attributable to a decline in retail and warranty sales and lower unit volume.

      Finance and Insurance Related Revenues. Finance, insurance and extended warranty related revenues for the third quarter of 2008 were $3.0 million compared to $5.0 million for the comparable period in 2007.  The decrease is due to lower unit volume and lower penetration partly offset by higher average income per unit financed.

Gross Profit. Gross profit consists of gross revenues less our cost of sales and services. Gross profit in the three months ended September 30, 2008 was $9.5 million compared with the three months ended September 30, 2007 at $20.9 million.  The $11.4 million decrease in gross profit was primarily due to a $4.9 million decrease in new vehicle gross profit, $4.8 million decrease in pre-owned gross profit, $2.1 million decrease in finance and insurance gross profit offset by a $0.4 million increase in parts and service gross profit. New vehicle gross profit in the third quarter 2008 was negatively impacted by a non-cash LIFO inventory adjustment representing $0.8 million of the variance quarter over quarter and lower new motorized sales volume, which also resulted in lower manufacturer holdbacks and incentive income.  Pre-owned gross profit decreased due to lower sales volume.  Gross profit margin decreased from 13.8% in the three months ended September 30, 2007 to 10.5% in the comparable period in 2008.  The decrease in gross profit margin resulted from the decreased average margins in new and pre-owned unit sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, including depreciation and amortization, decreased from $19.4 million for the three months ended September 30, 2007 to $15.2 million in the comparable period in 2008.  This decrease was primarily due to cost reductions implemented as well as a decrease in variable costs such as salary, commissions and benefits which typically comprise the majority of our total selling, general and administrative expenses.

Income (Loss) from Operations. Income from operations represents our gross profit, less selling, general and administrative expenses including depreciation and amortization. Income from operations decreased from $1.6 million in the three months ended September 30, 2007 to $5.8 million loss in the comparable period in 2008.  This decrease was due to a decline in gross profit partially offset by lower selling, general and administrative expenses.

Interest Expense—Floor Plan Credit Facility and Senior Notes. Interest expense on our floor plan credit facility remained consistent at $0.7 million in the three months ended September 30, 2007 and in the comparable period in 2008.  Interest expense on our Senior Notes was $4.1 million in the three months ended September 30, 2008 and $4.2 million in the comparable period in 2007.

Income Tax (Benefit) Expense. Income tax benefit increased from $1.3 million in the three months ended September 30, 2007 to $4.3 million for the comparable period in 2008.  This increase was primarily attributable to an increase in loss before income taxes of $10.5 million during the three-month period ended September 30, 2008 compared to a loss before income tax of $3.3 million during the comparable period in 2007.

Results of Operations

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007 (Unaudited)

Revenues. Revenues decreased from $594.6 million in the nine months ended September 30, 2007 to $450.9 million in the comparable period in 2008.   Vehicle revenue decreased $138.0 million while finance and insurance income decreased $3.9 million and parts and service decreased $1.7 million.  The Company’s sales declined during the period as a result of a decrease in overall industry demand for recreational vehicles.  Total new retail units sold decreased 554 units from the comparable period in 2007.  Total pre-owned units sold decreased 533 units from the comparable period in 2007.

New Unit Sales. Sales of new vehicles were $258.4 million in the nine months ended September 30, 2008 compared to $352.0 million for the comparable period in 2007.  New vehicle unit sales decreased from 2,490 units for the nine months ended September 30, 2007 to 1,936 units for the comparable period in 2008.  This was due to a decrease in motorized and towable sales.  New unit sales by class for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 are summarized as follows:

	Nine Months Ended
	September 30, 2008	September 30, 2007
Class A – Diesel	757	1,100
Class A – Gas	295	438
Class C	213	260

Total Motorized	1,265	1,798

Fifth Wheel	406	402
Travel Trailer	265	290

Total Towable	671	692

Total New Units	1,936	2,490

Pre-Owned Unit Sales. Sales of pre-owned vehicles decreased to $162.1 million in the nine months ended September 30, 2008 from $206.6 million in the comparable period in 2007.  Pre-owned vehicle unit sales decreased from 2,766 units for the nine months ended September 30, 2007 to 2,233 units in 2008 due to a lower demand.  Pre-owned unit sales by class in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 are summarized as follows:

	Nine Months Ended
	September 30, 2008	September 30, 2007
Class A – Diesel	708	915
Class A – Gas	463	637
Class C	288	323
Total Motorized	1,459	1,875

Fifth Wheel	277	276
Travel Trailer	231	333
Other	266	282
Total Towable	774	891

Total Pre-Owned Units	2,233	2,766

Parts, Service and Other Revenues. Parts, service and other revenues for the nine months ended September 30, 2008 were $15.2 million compared to $17.0 million for the comparable period in 2007.  This decrease is attributable to a decline in warranty sales and lower unit volume partially offset by an increase in retail sales.

Finance and Insurance Related Revenues. Finance, insurance and extended warranty related revenues for the third quarter of 2008 were $13.2 million compared to $17.2 million for the comparable period in 2007.  The decrease is due to lower unit volume and finance penetration partially offset by an increase in per unit financed.

Gross Profit. Gross profit consists of gross revenues less our cost of sales and services. Gross profit in the nine months ended September 30, 2008 was $62.3 million compared with the nine months ended September 30, 2007 at $79.5 million.   The $17.2 million decrease in gross profit was primarily due to an $8.3 million decrease in new vehicle gross profit, $6.0 million decrease in pre-owned gross profit, $3.9 million decrease in finance and insurance gross profit offset by a $1.1 million increase in parts and service gross profit. New vehicle gross profit in 2008 was negatively impacted by a non-cash LIFO inventory adjustment representing $0.6 million of the variance year over year and lower new motorized sales volume, which also resulted in lower manufacturer holdbacks and incentive income.  Pre-owned gross profit decreased due to lower sales volume.  Gross profit margin increased from 13.4% in the nine months ended September 30, 2007 to 13.8% in the comparable period in 2008. The increase in gross profit margin resulted from the improved average margins in new unit sales as well as a more favorable mix.  Parts and service drove the gross profit margin as well due to increased labor rates for both retail and warranty and improved productivity.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, including depreciation and amortization, decreased from $63.4 million for the nine months ended September 30, 2007 to $56.2 million in the comparable period in 2008.  This decrease was primarily due to cost reductions implemented as well as a decrease in variable costs such as salary, commissions and benefits which typically comprise the majority of our total selling, general and administrative expenses.

Income from Operations. Income from operations represents our gross profit, less selling, general and administrative expenses including depreciation and amortization. Income from operations decreased from $16.1 million in the nine months ended September 30, 2007 to $6.0 million in the comparable period in 2008.  This decrease was due the decline in gross profit partially offset by decreased selling, general and administrative expenses.

Interest Expense—Floor Plan Credit Facility and Senior Notes. Interest expense on our floor plan credit facility was $2.8 million in the nine months ended September 30, 2007 and $2.3 million in the comparable period in 2008.  Interest on the floor plan credit facility decreased primarily due to a decrease in short-term borrowing rates.  Interest expense on our Senior Notes was $12.3 million in the nine months ended September 30, 2008 and $12.5 million in the comparable period in 2007.

Income Tax (Benefit) Expense. Income tax decreased from $0.3 million expense in the nine months ended September 30, 2007 to $3.4 million benefit for the comparable period in 2008.  This decrease was primarily attributable to increased loss before income tax of $8.5 million during the nine month period ended September 30, 2008 compared to income before income tax of $0.7 million during the comparable period in 2007.

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

At September 30, 2008, the Company was in compliance with all covenants associated with its floor plan credit facility.  We intend to continue to closely monitor our liquidity position throughout the fourth quarter when we generally experience higher borrowing under our floor plan for the purchase of inventory to support sales in the first quarter. Our first quarter has historically been the high point of retail sales during our fiscal year.  On November 17, 2008, in order to preserve cash in light of the severe and protracted downturn in the market for recreational vehicles that has been exacerbated by a significant reduction in the extension of credit to consumers for the purchase of recreational vehicles, and the uncertainties associated therewith, we elected not to make the interest payment that was due and payable on that same day to holders of our Senior Notes.  Under the governing indenture, we have a 30-day grace period before the failure to pay interest becomes an event of default.  During this grace period, we intend to engage in discussions with holders of our Senior Notes to improve our liquidity or modify our requirements for liquidity.  We can provide no assurances that any such action could be successfully accomplished or as to the timing or terms thereof.  If we are unable to obtain a waiver, forbearance or other amendment from holders of our Senior Notes during the grace period, we would be in default under the indenture relating to our Senior Notes.

An event of default under the indenture would trigger the cross-default provisions under our floor plan credit facility.  However, among other items, we are currently negotiating terms of a waiver of such cross-default with our lenders, although there can be no assurance that we will be successful in securing a waiver or that we will not incur significant costs in doing so.  The failure to obtain a waiver, forbearance or other amendment from our lenders and holders of our Senior Notes or an uncured event of default under our debt instruments, could have a material adverse impact on the Company’s business, results of operations, and financial condition.

Operating Activities. Net cash provided by operating activities during the nine months ended September 30, 2008 was equal to $3.9 million, compared to net cash provided by operating activities of $33.7 million during the comparable period in 2007. This decrease in net cash provided by operating activities for 2008 was primarily the result of a net loss reported for the period, an increase in inventories (due to the purchase of essentially all the Company’s consigned inventory in the first quarter of 2008) and a decrease in accounts payable, accrued interest and other accrued expenses. There were minimal consigned inventories at September 30, 2008 compared to $11.0 million in consigned inventory at December 31, 2007.

Investing Activities. Net cash used in investing activities during the nine months ended September 30, 2008 was equal to $1.3 million, compared to $0.6 million during the comparable period in 2007.  This increase in net cash used in investing activities was due to increased purchases of property and equipment.

Financing Activities. Net cash used in financing activities during the nine months ended September 30, 2008 was $7.2 million, compared to net cash used in financing activities totaling $30.0 million during the comparable period in 2007.  This was due primarily to flooring essentially all of the Company’s consigned inventory in the first quarter of 2008, increased inventory levels and paying down less on the floor plan credit facility due to decreased volume.

Working Capital. Working capital, including cash and cash equivalents, totaled approximately $30.8 million at September 30, 2008. We maintain sizable inventories in order to meet the expectations of our customers, and believe that we will continue to require working capital consistent with past experience. Historically, we have funded our operations with internally generated cash flow and borrowings. Changes in our working capital are driven primarily by our profit levels and management of our inventories. Borrowings under our floor plan credit facility to finance our new vehicle inventory may not exceed (i) 100% of the factory invoices for the related vehicles, (ii) 85% of the wholesale value of all pre-owned inventory (as determined in accordance with National Automobile Dealers Association RV Industry Appraisal Guide, or appraised NADA value) for vehicles in the current through 7th prior model years and (iii) 65% of the appraised NADA value with respect to pre-owned vehicles in the 8th, 9th and 10th prior model years. At times, we have made repayments on our floor plan credit facility using excess cash flow from operations.

Our principal sources of funds are cash flows from operating activities and available borrowings under our floor plan credit facility.  Our ability to maintain adequate liquidity through the end of 2008 and during 2009 will depend significantly on the level of RV sales, control of operating expenses and capital spending, generation of additional working capital, obtaining additional financing or a combination of the foregoing.

Debt Service. As of September 30, 2008, we had $52.8 million of borrowings outstanding under our floor plan credit facility, which has $100.0 million of borrowing capacity, subject to certain covenants.  We have $26.2 million of availability under this facility as of September 30, 2008.  In addition, our floor plan facility includes a $15.0 million revolving credit facility.  The Company is eligible to borrow under this revolving credit facility when its interest coverage ratio, as defined, exceeds 1.40 and the Company’s trailing twelve month net income, as defined, exceeds $500,000.  As of September 30, 2008, the Company was not eligible to borrow under this facility.

The Company shall offer to repurchase Senior Notes from all holders, on a pro rata basis, to the extent of 50% of the Company’s free cash flow, as defined, for any six month period ending on either June 30 or December 31, of any fiscal year (“Free Cash Flow Offer”).  The Company’s free cash flow offer for the six-month period ended June 30, 2008 was recorded as a current maturity of long-term debt.  In October 2008, the offer was completed for $1,849,209, consisting of $1,717,000 in bond redemption, a $51,510 redemption premium and $80,699 in accrued interest.

As of September 30, 2008, our capital expenditures approximated $1.3 million for the nine month period. Our floor plan credit facility limits our ability to make capital expenditures in excess of $5.0 million per annum. Based on current estimates, management believes that the amount of capital expenditures permitted to be made under our floor plan credit facility will be adequate to grow our business according to our business strategy and to maintain the properties and business of our continuing operations.

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

▪	Inadequate liquidity could materially and adversely affect our business operations in the future.

▪	We may experience unanticipated fluctuations in our operating results for a variety of reasons.

▪
Reduced availability of financing and tightened credit standards for our customers has adversely affected our current sales volume.   If this trend continues we may experience unfavorable operating results.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rates. We are exposed to market risk from changes in the interest rates on a portion of our outstanding indebtedness. There were no borrowings outstanding at September 30, 2008 under our revolver credit facility. Amounts outstanding under the floor plan credit facility bear interest at a variable rate based on prime or LIBOR as adjusted each interest period. As of September 30, 2008, based on the aggregate amount of $52.8 million outstanding under our floor plan financing facility as of such date, a 100 basis point change in interest rates would have changed our annual floor plan interest expense by approximately $0.5 million. Outstanding balances under our revolver bear interest at a variable rate on prime or LIBOR as adjusted each interest period.

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

We have a single location near Tampa, Florida, which is in close proximity to the Gulf of Mexico. As a single-site operator, a severe weather event such as a hurricane could cause severe damage to our property and inventory. Although we believe we have adequate insurance coverage, if we were to experience a catastrophic loss, we may exceed our policy limits and/or we may have difficulty obtaining similar insurance coverage in the future. There was minimal impact to our facility as a result of hurricane activity throughout the state of Florida in 2008 and 2007.

ITEM 4. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

            As of  September 30, 2008, the Company conducted an evaluation, under the supervision and participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2008.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended September 30, 2008 that have materially affected, or are likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. Risk Factors

In addition to the risk factors applicable to us that are disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, we have identified the following material changes to the reported risks:

Inadequate liquidity could materially and adversely affect our business operations in the future.

As of September 30, 2008, our outstanding balance of unsecured Senior Notes was approximately $138.7 million, net of unearned discount of $809,954, and we had $52.8 million of borrowings outstanding under our floor plan credit facility. At September 30, 2008, the Company was in compliance with all covenants associated with its floor plan credit facility and eligible to borrow under the terms of this facility. We require substantial liquidity to acquire inventory, pay salary and sales commissions, meet debt service requirements, continue capital spending and to run our regular business operations.  Historically, we have satisfied our liquidity needs through cash from operations and various borrowing arrangements.  The recent unprecedented deterioration in the U.S. and global credit markets and the RV industry have negatively impacted our operations in several ways.  One consequence of the global economic downturn and credit crisis has been an erosion of consumer confidence and demand for recreational vehicles. We intend to continue to closely monitor our liquidity position throughout the fourth quarter when we generally experience higher borrowing under our floor plan for the purchase of inventory to support sales in the first quarter. Our first quarter has historically been the high point of retail sales during our fiscal year.  However, we do not expect that the difficult economic conditions, and their effect on the RV industry, are likely to improve significantly in the near future, and any continuation or worsening of the credit crisis, or even the fear of such a development, could intensify the adverse effects of these difficult market conditions.  Our ability to maintain adequate liquidity through the end of 2008 and during 2009 will depend significantly on the level of RV sales, control of operating expenses and capital spending, generation of additional working capital, obtaining additional financing or a combination of the foregoing.

On November 17, 2008, in order to preserve cash in light of the severe and protracted downturn in the market for recreational vehicles that has been exacerbated by a significant reduction in the extension of credit to consumers for the purchase of recreational vehicles, and the uncertainties associated therewith, we elected not to make the interest payment that was due and payable on that same day to holders of our unsecured Senior Notes.  Under the governing indenture, we have a 30-day grace period before the failure to pay interest becomes an event of default.  During this grace period, we intend to engage in discussions with holders of our unsecured Senior Notes to improve our liquidity or modify our requirements for liquidity.  We can provide no assurances that any such action could be successfully accomplished or as to the timing or terms thereof.  If we are unable to obtain a waiver, forbearance or other amendment from holders of our unsecured Senior Notes during the grace period, we would be in default under the indenture relating to our unsecured Senior Notes.

An event of default under the indenture would trigger the cross-default provisions under our floor plan credit facility.  However, among other items, we are currently negotiating terms of a waiver of such cross-default with our lenders, although there can be no assurance that we will be successful in securing a waiver or that we will not incur significant costs in doing so. The failure to obtain a waiver, forbearance or other amendment from our lenders and holders of our Senior Notes or an uncured event of default under our debt instruments, could have a material adverse impact on the Company’s business, results of operations, and financial condition.

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

Dated: November 17, 2008

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